Form 10-Q
period 2012-06-30
Edgen Group Inc.; EM Holdings LLC
filed 2012-08-06
CIK 1537951, 1548404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

EDGEN GROUP INC.
EM HOLDINGS LLC
(Exact names of registrants as specified in their charters)

Commission File Number	State of Incorporation	IRS Employer Identification No.
001-35513	Delaware	38-3860801
033-10003	Delaware	80-0800485

18444 Highland Road
Baton Rouge, Louisiana 70809
(225) 756-9868
(Registrants' address of principal executive offices and telephone number)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).   Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Edgen Group Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
EM Holdings LLC	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Edgen Group Inc.	Yes ☐	No ☒
EM Holdings LLC	Yes ☐	No ☒

The number of shares outstanding of Edgen Group Inc.’s common stock at July 23, 2012 is shown below:

Class and Par Value	Number of Shares Outstanding
Class A common stock, $0.0001 par value	18,049,227
Class B common stock, $0.0001 par value	24,343,138

All of the membership interests of EM Holdings LLC are indirectly owned by Edgen Group Inc.

This combined Form 10-Q is filed separately by both Edgen Group Inc. and EM Holdings LLC. Information contained herein relating to any individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrant.

EM Holdings LLC meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H (2).

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
EDGEN GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED/COMBINED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,399	$26,269
Accounts receivable - net of allowance for doubtful accounts of $2,385 and $2,056, respectively	273,899	261,155
Inventory	411,834	339,371
Prepaid expenses and other current assets	9,488	10,443
Total current assets	720,620	637,238
PROPERTY, PLANT AND EQUIPMENT - NET	45,816	46,647
GOODWILL	23,208	22,965
OTHER INTANGIBLE ASSETS - NET	158,691	172,036
OTHER ASSETS	14,439	21,854
TOTAL ASSETS	$962,774	$900,740

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Managed cash overdrafts	$7,501	$6,488
Accounts payable	217,799	223,428
Accrued interest payable	26,862	26,982
Current portion of long term debt and capital lease	380	19,244
Accrued expenses and other current liabilities	31,981	31,787
Total current liabilities	284,523	307,929
DEFERRED TAX LIABILITY - NET	3,701	4,544
OTHER LONG TERM LIABILITIES	1,322	783
REVOLVING CREDIT FACILITIES	92,500	37,523
LONG TERM DEBT AND CAPITAL LEASE	521,930	627,078
Total liabilities	903,976	977,857
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Class A common stock; 18,049,227 shares issued and outstanding at June 30, 2012	2	-
Class B common stock; 24,343,138 shares issued and outstanding at June 30, 2012	2	-
Additional paid in capital	164,530	-
Retained deficit	(34,396)	-
Accumulated other comprehensive loss	(10,552)	-
Total stockholders' equity	119,586	-
PREDECESSOR NET DEFICIT:
Net deficit	-	(51,799)
Accumulated other comprehensive loss	-	(25,648)
Total predecessor net deficit	-	(77,447)
NON-CONTROLLING INTEREST	(60,788)	330
Total equity (deficit)	58,798	(77,117)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$962,774	$900,740

See accompanying notes to unaudited condensed consolidated/combined consolidated financial statements.

EDGEN GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED/COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
SALES	$496,499	$415,106	$1,002,329	$742,116
OPERATING EXPENSES:
Cost of sales (exclusive of depreciation and amortization shown below)	437,835	359,917	885,253	644,648
Selling, general and administrative expense	28,406	22,128	51,434	41,856
Depreciation and amortization expense	7,887	8,930	16,125	17,848
Total operating expenses	474,128	390,975	952,812	704,352
INCOME FROM OPERATIONS	22,371	24,131	49,517	37,764
OTHER INCOME (EXPENSE):
Other income - net	167	504	472	1,786
Loss on prepayment of debt	(17,005)	-	(17,005)	-
Interest expense - net	(19,521)	(22,060)	(41,567)	(43,785)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	(13,988)	2,575	(8,583)	(4,235)
INCOME TAX EXPENSE (BENEFIT)	(165)	1,566	1,139	2,122
NET INCOME (LOSS)	$(13,823)	$1,009	$(9,722)	$(6,357)

NET INCOME (LOSS) ATTRIBUTABLE TO:
Predecessor	$768	$955	$4,858	$(6,417)
Non-controlling interest	(8,517)	54	(8,506)	60
Edgen Group Inc. (from date of initial public offering to June 30, 2012)	(6,074)	-	(6,074)	-

EDGEN GROUP INC. LOSS PER SHARE*:
Basic and diluted	$(0.35)		$(0.35)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING*:
Basic and diluted	17,213,423		17,213,423

*Loss per share and weighted average common shares outstanding shown above are for the period from May 2, 2012 to June 30, 2012 (the period since the initial public offering and the Reorganization). See Note 1 and Note 10 for more information.

See accompanying notes to unaudited condensed consolidated/combined consolidated financial statements.

EDGEN GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED/COMBINED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
NET INCOME (LOSS)	$(13,823)	$1,009	$(9,722)	$(6,357)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(1,826)	(213)	812	2,853
COMPREHENSIVE INCOME (LOSS)	$(15,649)	$796	$(8,910)	$(3,504)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO:
Predecessor	$2,165	$742	$8,893	$(3,564)
Non-controlling interest	(10,372)	54	(10,361)	60
Edgen Group Inc. (from date of initial public offering to June 30, 2012)	(7,442)	-	(7,442)	-

See accompanying notes to unaudited condensed consolidated/combined consolidated financial statements.

EDGEN GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED/COMBINED CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except unit data)

		Edgen Group Inc.				Accumulated other	Non-	Total stockholders'
	Predecessor	Common stock		Additional	Retained	comprehensive	controlling	equity
	net deficit	Class A	Class B	paid in capital	deficit	loss	interest	(deficit)
Balances at December 31, 2010	$(44,841)	$-	$-	$-	$-	$(25,531)	$42	$(70,330)
Net income (loss)	(6,417)	-	-	-	-	-	60	(6,357)
Other comprehensive income	-	-	-	-	-	2,853	-	2,853
Unit-based compensation	1,262	-	-	-	-	-	-	1,262
Distributions to owners of Predecessor	(4,952)	-	-	-	-	-	-	(4,952)
Balances at June 30, 2011	$(54,948)	$-	$-	$-	$-	$(22,678)	$102	$(77,524)

Balances at December 31, 2011	$(51,799)	$-	$-	$-	$-	$(25,648)	$330	$(77,117)
Net income	4,858	-	-	-	-	-	11	4,869
Other comprehensive income	-	-	-	-	-	4,035	-	4,035
Unit-based compensation	922	-	-	-	-	-	-	922
Distributions to owners of Predecessor	(8,605)	-	-	-	-	-	-	(8,605)
Balances at May 2, 2012 (initial public offering date)	(54,624)	-	-	-	-	(21,613)	341	(75,896)
Reorganization transactions:
Exchange of Predecessor unit-based compensation	(11,498)	-	-	11,498	-	-	-	-
Allocation of Predecessor net deficit to equity accounts and issuance of Class B common stock	66,122	-	2	279	(28,322)	-	(38,328)	(247)
Allocation of Predecessor AOCL to non-controlling interest	-	-	-	-	-	12,429	(12,429)	-
Initial public offering transaction:
Net proceeds from issuance of 15,000,000 shares of Class A common stock from initial public offering	-	2	-	149,286	-	-	-	149,288
Balances after the initial public offering and the Reorganization	-	2	2	161,063	(28,322)	(9,184)	(50,416)	73,145
Net loss	-	-	-	-	(6,074)	-	(8,517)	(14,591)
Other comprehensive loss	-	-	-	-	-	(1,368)	(1,855)	(3,223)
Equity-based compensation	-	-	-	3,467	-	-	-	3,467
Balances at June 30, 2012	$-	$2	$2	$164,530	$(34,396)	$(10,552)	$(60,788)	$58,798

See accompanying notes to unaudited condensed consolidated/combined consolidated financial statements.

EDGEN GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED/COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Six months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,722)	$(6,357)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,125	17,848
Amortization of deferred financing costs	2,681	3,148
Non-cash accrual of interest on Seller Note	1,311	1,716
Amortization of discount on long term debt	638	584
Equity-based compensation expense	4,405	1,262
Allowance for doubtful accounts	243	(70)
Provision for inventory allowances and writedowns	750	500
Loss on prepayment of debt	17,005	-
Deferred income tax benefit	(1,100)	(1,314)
Loss (gain) on foreign currency transactions	544	(202)
Unrealized loss (gain) on derivative instruments	444	(158)
Loss (gain) on sale of property, plant and equipment	28	(992)
Changes in operating assets and liabilities:
Accounts receivable	(13,900)	(55,773)
Inventory	(72,719)	(37,576)
Income tax receivable	(1,255)	17,685
Prepaid expenses and other current assets	459	(935)
Accounts payable	(4,623)	56,743
Accrued expenses and other current liabilities	(753)	1,499
Income tax payable	426	2,992
Other	(351)	(213)
Net cash provided by (used in) operating activities	(59,364)	387
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,031)	(2,614)
Proceeds from the sale of property, plant and equipment	37	6,270
Net cash provided by (used in) investing activities	(1,994)	3,656
CASH FLOWS FROM FINANCING ACTIVITIES:
Gross proceeds from issuance of Class A common stock in initial public offering	153,862	-
Deferred initial public offering costs	(4,574)	-
Repayment of BL term loan, including prepayment penalty of $8,876	(125,322)	-
Repayment of portion of Seller Note	(10,745)	-
Deferred financing costs	(356)	-
Other principal payments on long term debt and capital lease	(174)	(3,343)
Distributions to owners of Predecessor	(8,605)	(4,952)
Proceeds from revolving credit facilities	404,771	89,548
Payments to revolving credit facilities	(349,840)	(98,548)
Managed cash overdraft	1,017	8,586
Net cash provided by (used in) financing activities	60,034	(8,709)
Effect of exchange rate changes on cash and cash equivalents	454	499
NET CHANGE IN CASH AND CASH EQUIVALENTS	(870)	(4,167)
CASH AND CASH EQUIVALENTS - beginning of period	26,269	62,864
CASH AND CASH EQUIVALENTS - end of period	$25,399	$58,697

See accompanying notes to unaudited condensed consolidated/combined consolidated financial statements.

EDGEN GROUP INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED/COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

References to “we,” “us” and “our” mean Edgen Group Inc. (“Edgen Group”) and its consolidated subsidiaries.

1. Organization, Basis of Presentation and General Accounting Matters

Formation and Organization
We are a publicly traded Delaware corporation. Our Class A common stock is listed on the New York Stock Exchange under the symbol “EDG.” We were formed in December 2011 to serve as the issuer in an initial public offering (“IPO”) and as the ultimate parent company of our operating subsidiaries, Edgen Murray Corporation (“EMC”) and its subsidiaries and Bourland & Leverich Supply Co. LLC (“B&L”). We own and control these operating subsidiaries through our approximately 42% economic interest in and our 100% voting control of our consolidated subsidiary, EDG Holdco LLC (“EDG LLC”), which indirectly owns 100% of, and controls, EMC and B&L.

Description of Operations
We are a leading global distributor to the energy sector of specialty products, including steel pipe, valves, quenched and tempered and high yield heavy plate and related components. We primarily serve customers that operate in the upstream, midstream and downstream end-markets for oil and natural gas as well as the power generation, civil construction and mining market segments. We have operations in the U.S., Canada, Brazil, the U.K., France, the United Arab Emirates (“UAE”), Saudi Arabia, India and Singapore and sales representative offices in Australia, China, South Korea and Indonesia. Our headquarters are located in Baton Rouge, Louisiana. We manage our business in two reportable segments: Energy & Infrastructure (“E&I”) and Oil Country Tubular Goods (“OCTG”).

Initial Public Offering and Reorganization
On May 2, 2012, we completed an IPO of 15,000,000 shares of Class A common stock at an initial offering price of $11.00 per share, which generated net proceeds of approximately $149,288 after deducting underwriting discounts, expenses and transaction costs. We used these net proceeds to purchase membership units of EDG LLC, which EDG LLC used to repay certain indebtedness of its subsidiaries, EMC and B&L.

Immediately prior to the consummation of the IPO, we were party to a series of transactions (the “Reorganization”). These transactions consisted of, among other things, the following:

(1)	Our formation of EDG LLC;
(2)	The contribution by Edgen Murray II, L.P. (“EM II LP”) of all of the equity interests of EMGH Limited (“EMGH”) to EMC, thereby making EMGH a wholly-owned subsidiary of EMC;
(3)	The redemption of EMC’s ownership interest in Bourland & Leverich Holdings LLC (“B&L Holdings”) for an equivalent ownership interest in B&L, B&L Holdings’ operating subsidiary;
(4)
The contribution by EM II LP of all of the shares of capital stock of EMC and all of EM II LP’s liabilities to EDG LLC in exchange for approximately 30% of EDG LLC and 12,615,230 shares of our Class B common stock;

(5)
The contribution by B&L Holdings of all of the membership units of B&L (other than those held by EMC) and all of B&L Holdings’ liabilities (other than those separately assumed by B&L) to EDG LLC in exchange for approximately 28% of EDG LLC and 11,727,908 shares of our Class B common stock; and

(6)
The exchange of (i) all of the restricted units of EM II LP and B&L Holdings and (ii) all of the options to purchase units of EM II LP and B&L Holdings for 2,987,838 and 1,723,981 restricted shares of our Class A common stock and options to purchase our Class A common stock, respectively.

As a result of the IPO and the Reorganization, we are the parent holding company of the historical businesses of EM II LP and B&L Holdings and have consolidated the results of these businesses with our own. The Reorganization has been accounted for as a transaction between entities under common control, as we, EM II LP, B&L Holdings, EDG LLC, and B&L have been since July 2010, and continue to be, under the collective common control of affiliates of Jefferies Capital Partners (“JCP”).

Basis of Financial Statement Presentation
The condensed consolidated/combined consolidated financial statements and notes are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim reporting.

EDGEN GROUP INC., continued

We did not own any assets prior to the IPO and the Reorganization. As required by GAAP for common control transactions, all assets and liabilities transferred to us as part of the Reorganization were recorded in our financial statements at carryover basis.

For periods prior to the IPO and the Reorganization, the combined consolidated financial statements and related notes presented within this Form 10-Q reflect the Reorganization as if it had occurred on July 19, 2010, the date that EM II LP and B&L Holdings came under the common control of JCP. As such, the periods prior to the IPO reflect the combined assets, liabilities and operations of the historical businesses of EM II LP and B&L Holdings (collectively, the “Predecessor”). Because a single direct owner relationship did not exist among the owners of the Predecessor, the net deficit of the Predecessor is shown in lieu of partners’ or shareholders’ deficit for periods prior to the IPO.

For periods subsequent to the IPO and the Reorganization, our consolidated financial statements include our accounts and those of our majority-owned subsidiaries in which we have a controlling interest, after the elimination of intercompany accounts and transactions. We also consolidate other entities in which we possess a controlling financial interest or in which we have the power to direct the activities that most significantly affect the entities’ performance.

In the opinion of our management, these condensed consolidated/combined consolidated financial statements reflect all adjustments, including those of a normal recurring nature, necessary to present fairly the results of the reported interim periods. Although we believe the disclosures in these financial statements are adequate and make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

These unaudited condensed consolidated/combined consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Prospectus filed with the SEC on April 27, 2012.

Use of Estimates
The preparation of our condensed consolidated/combined consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the condensed consolidated/combined consolidated financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. Areas requiring significant estimates by our management include the following:

●	provisions for uncollectible receivables;
●	recoverability of inventories and application of lower of cost or market accounting;
●	recoverability of goodwill and other indefinite-lived intangible assets;
●	recoverability of other intangibles and long-lived assets and related estimated lives;
●	valuation of equity-based compensation; and
●	provisions for income taxes and related valuation allowances and tax uncertainties.

Actual results could differ from those estimates, and the foregoing interim results are not necessarily indicative of the results of operations to be expected for other interim periods or for the full year ending December 31, 2012.

Non-Controlling Interest
We record the portion of our consolidated subsidiaries that we do not own as non-controlling interest in the consolidated/combined consolidated financial statements. For periods prior to the IPO, non-controlling interest reflects the 30% interest we do not own in a consolidated Bahraini joint venture. In the period subsequent to the IPO, non-controlling interest also includes the combined interest of approximately 58% of EDG LLC that is owned by EM II LP and B&L Holdings. See Note 9 for more information related to non-controlling interest.

2. Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies. Updates to the Accounting Standard Codification (“ASC”) are communicated through the issuance of an Accounting Standards Update (“ASU”).

Recently Issued
Currently, no recently issued accounting pronouncements that will be adopted by us are expected to have a material impact on our financial position, results of operations or cash flows.

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

EDGEN GROUP INC., continued

3. Supplemental Cash Flow Information

	Six months ended June 30,
	2012	2011
Interest paid	$36,578	$38,475
Income taxes paid	4,075	762
Income tax refunds received	818	18,182
Non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable	64	58

4. Property, Plant and Equipment
The historical costs of our property, plant and equipment and related accumulated depreciation balances were as follows at the dates indicated:

	June 30, 2012	December 31, 2011

Land and land improvements	$11,510	$11,247
Buildings	38,004	37,803
Equipment and computers	29,050	28,594
Leasehold improvements	6,155	6,000
Construction in progress	745	163
Property, plant and equipment - gross	85,464	83,807
Less: accumulated depreciation	(39,648)	(37,160)
Property, plant and equipment - net	$45,816	$46,647

We are party to a capital lease of land, an office building and two warehouses in Newbridge, Scotland. At June 30, 2012 and December 31, 2011, the carrying value of the leased fixed assets included in property, plant and equipment was $15,075 and $15,320, respectively. Our depreciation expense for the periods indicated is presented below:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Depreciation expense	$1,263	$1,394	$2,601	$2,809

EDGEN GROUP INC., continued

5. Intangible Assets
The following table summarizes our intangible assets at the dates indicated by reportable segment:

	Gross carrying value		Accumulated amortization		Net carrying value
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
E&I:
Intangible assets subject to amortization:
Customer relationships	$82,581	$82,057	$(77,915)	$(73,004)	$4,666	$9,053
Noncompete agreements	22,011	22,011	(18,878)	(17,055)	3,133	4,956
Sales backlog	9,634	9,589	(9,634)	(9,589)	-	-
Intangible assets not subject to amortization:
Tradenames	11,501	11,424	-	-	11,501	11,424
Trademarks	14	14	-	-	14	14
Total E&I	$125,741	$125,095	$(106,427)	$(99,648)	$19,314	$25,447

OCTG:
Intangible assets subject to amortization:
Customer relationships	$154,262	$154,262	$(26,139)	$(19,127)	$128,123	$135,135
Noncompete agreements	2,000	2,000	(746)	(546)	1,254	1,454
Intangible assets not subject to amortization:					-	-
Tradenames	10,000	10,000	-	-	10,000	10,000
Total OCTG	$166,262	$166,262	$(26,885)	$(19,673)	$139,377	$146,589
Total intangible assets	$292,003	$291,357	$(133,312)	$(119,321)	$158,691	$172,036

Foreign currency translation adjustments had the following effects on our intangible assets at June 30, 2012:

Effects of foreign currency translation:	June 30, 2012
On gross carrying value	$ 646
On accumulated amortization	481

Our amortization expense for the periods indicated is presented below:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Amortization expense - E&I	$3,012	$3,930	$6,298	$7,827
Amortization expense - OCTG	3,606	3,606	7,212	7,212
Total amortization expense	$6,618	$7,536	$13,510	$15,039

Our scheduled amortization expense associated with intangible assets is expected to be:

Years ending December 31:
2012 (remaining)	$12,869
2013	16,231
2014	14,756
2015	14,277
2016	14,023
Thereafter	65,020
Total scheduled amortization expense	$137,176

6. Goodwill
The following table presents changes to goodwill and the gross carrying value and accumulated impairment losses associated with goodwill at the dates indicated. At June 30, 2012, all of our goodwill is included within the E&I segment.

	Gross	Accumulated impairment	Effects of foreign currency	Net
Balance at December 31, 2011	$90,674	$(62,805)	$(4,904)	$22,965
Effects of foreign currency	-	-	243	243
Balance at June 30, 2012	$90,674	$(62,805)	$(4,661)	$23,208

EDGEN GROUP INC., continued

7. Debt Obligations
Our credit arrangements, long term debt and capital lease consisted of the following at the dates indicated:

	June 30, 2012	December 31, 2011
$465,000 12.25% EMC senior secured notes, net of discount of $2,561 and $2,968 at June 30, 2012 and December 31, 2011, respectively; due January 15, 2015	$ 462,439	$ 462,032
$195,000 EM revolving credit facility, due May 11, 2014	41,000	20,523
$125,000 BL term loan, due August 19, 2015	-	116,406
$75,000 BL revolving credit facility, due August 19, 2014	51,500	17,000
Seller Note, net of discount of $4,219 and $5,624 at June 30, 2012 and December 31, 2011, respectively; due August 19, 2019	41,669	49,698
Capital lease	18,202	18,186
Total debt and capital lease obligations	614,810	683,845
Less: current maturities of debt	(380)	(19,244)

Long term debt and capital lease	$ 614,430	$ 664,601

Other than as disclosed below, there have been no significant changes in the terms or amounts of our consolidated debt obligations since those reported in the Prospectus we filed with the SEC on April 27, 2012.

EMC Senior Secured Notes
In connection with the Reorganization, EM Holdings LLC (“EM Holdings”) replaced EM II LP as the parent guarantor of the EMC senior secured notes. The EMC senior secured notes are guaranteed on a senior secured basis by EM Holdings and each of its existing and future U.S. subsidiaries that (1) is directly or indirectly 80% owned by EM Holdings; (2) guarantees the indebtedness of EMC or any of the guarantors; and (3) is not directly or indirectly owned by any non-U.S. subsidiary. At June 30, 2012, EMC is EM Holdings’ only U.S. subsidiary not directly or indirectly owned by any non-U.S. subsidiary. EM Holdings is therefore currently the sole guarantor of the EMC senior secured notes.

EM Revolving Credit Facility
On April 10, 2012, we entered into a seventh amendment (“Seventh Amendment”) to the EM revolving credit facility. The Seventh Amendment permits Edgen Murray Pte. Ltd. (“EM Pte”) to incur up to $10,000 of additional indebtedness secured by a warehouse facility owned by EM Pte in Singapore and increases the unused line fee payable to the Singapore administrative agent and the Singapore collateral agent under the EM revolving credit facility from 0.50% to 0.65%. Additionally, the Seventh Amendment (i) permitted us to effect the Reorganization to facilitate the IPO; (ii) released EM II LP from its obligations under the EM revolving credit facility; and (iii) provided for certain other conforming and definitional changes.

BL Revolving Credit Facility
On May 2, 2012, we amended and restated the BL revolving credit facility (“BL Amendment”). The BL Amendment (i) permitted us to effect the Reorganization to facilitate the IPO; (ii) released B&L Holdings from its obligations under the BL revolving credit facility; and (iii) provided for certain other conforming and definitional changes.

Borrowings under our Revolving Credit Facilities
At June 30, 2012, utilization under our revolving credit facilities was as follows:

	EM revolving credit facility							BL revolving	Total revolving
	EMC		EM Canada	EM Europe	EM Pte	Total	EM FZE facility	credit facility	credit facilities
Total availability at June 30, 2012	$146,897		$2,298	$30,212	$15,000	$194,407	$5,000	$75,000	$274,407
Less: cash borrowings	(41,000)		-	-	-	(41,000)	-	(51,500)	(92,500)
Less: trade finance instruments	(17,969)	(a)	-	(9,076)	(5,432)	(32,477)	(1,796)	-	(34,273)
Less: reserves	(1,504)		(77)	(1,793)	-	(3,374)	-	-	(3,374)
Net availability at June 30, 2012	$86,424		$2,221	$19,343	$9,568	$117,556	$3,204	$23,500	$144,260

(a) Includes a letter of credit in the amount of $5,000 that expires on June 14, 2013 and which supports the facility utilized by our subsidiary in Dubai, Edgen Murray FZE (the “EM FZE facility”).

Our weighted average interest rate paid for cash borrowings under our revolving credit facilities ranged between 4.5% to 4.7% during the three months ended June 30, 2012 and 2.3% to 4.6% during the six months ended June 30, 2012.

On May 2, 2012, we used a portion of the net proceeds from the IPO to repay $23,758 outstanding under the EM revolving facility.

EDGEN GROUP INC., continued
BL Term Loan
In August 2010, B&L Holdings issued a $125,000 aggregate principal amount term note (the “BL term loan”). The remaining principal balance of $104,498, accrued interest of $1,060 and a prepayment penalty of $8,876 were paid on May 2, 2012 with a portion of the net proceeds received from the IPO. In connection with this debt repayment, we expensed the remaining unamortized debt issuance costs of $6,916. The effect of the prepayment penalty and write off of unamortized debt issuance costs associated with the BL term loan are classified as loss on prepayment of debt within our consolidated statement of operations.

Seller Note
In August 2010, B&L Holdings issued a $50,000 note to the former owner of B&L’s predecessor business (the “Seller Note”). The fair value of the Seller Note was determined to be $43,750 with an original issue discount of $6,250. The Seller Note accrues interest at a base rate of 2.18% and a contingent rate of 5.82% for an aggregate interest rate of 8.0%, which compounds annually. A portion of the accrued interest equal to 37.5% of the base rate is due annually, while the remaining portion of accrued interest is added to the principal balance to be paid at maturity in August 2019. In connection with the Reorganization, B&L assumed B&L Holdings’ obligations under the Seller Note, and we used $11,000 of the IPO net proceeds to repay $10,745 of the principal balance and $255 of the accrued interest outstanding. In connection with this repayment, we expensed $1,173 of unamortized discount, which is classified as loss on prepayment of debt within our consolidated statement of operations. At June 30, 2012, the remaining principal, accrued interest and unamortized discount associated with the Seller Note were $39,255, $6,633 and $4,219, respectively.

Third Party Guarantees
In the normal course of business, we may provide performance guarantees directly to third parties on behalf of our subsidiaries.

At June 30, 2012 and December 31, 2011, we had the following outstanding guarantees:

	June 30, 2012	December 31, 2011
Maximum potential obligations (undiscounted)	$29,634	$30,663
Guaranteed commitments outstanding	25,737	27,386

Additionally, at June 30, 2012 and December 31, 2011 we had the following bank guarantees which have been cash collateralized and included in prepaid expenses and other assets on our consolidated/combined consolidated balance sheets:

	June 30, 2012	December 31, 2011
Bank guarantees	$889	$675

8. Equity-Based Compensation
In connection with the IPO, we adopted the Edgen Group Inc. 2012 Omnibus Incentive Plan (“2012 Plan”), which allows us to grant equity-based compensation awards to certain officers, employees and directors providing services to us. Awards under the 2012 Plan may be granted in the form of restricted stock, stock options, stock appreciation rights, restricted stock units and other equity-based awards as deemed appropriate by our compensation committee. Up to 7,700,000 shares of our Class A common stock may be issued as awards under the 2012 Plan. After giving effect to the awards exchanged in connection with the Reorganization and those discussed below, an additional 2,926,792 shares may be issued subject to automatic annual increases in accordance with the terms of the 2012 Plan.

Exchange of Predecessor Unit-Based Compensation
In connection with the IPO and the Reorganization, all restricted units of EM II LP and B&L Holdings and all outstanding options to acquire the common partnership units of EM II LP and membership units of B&L Holdings were exchanged contemporaneously for a substantially equivalent value of restricted shares of our Class A common stock or options to acquire our Class A common stock, as applicable. The resulting restricted shares and stock options contain substantially identical terms, conditions and vesting schedules as the previously outstanding EM II LP and B&L Holdings unit-based awards. We accounted for these exchanges as a modification as required by GAAP. The modification did not result in any additional compensation expense as the fair value of the EM II LP and B&L Holdings unit-based awards immediately prior to their modification was substantially the same as the fair value of the newly issued equity-based awards immediately after the modification. Since this modification, we have continued to record compensation expense associated with these equity-based awards over the remaining vesting period.

EDGEN GROUP INC., continued

Equity-Based Compensation Activity
The following table presents the equity-based compensation expense that has been recorded within the consolidated/combined consolidated statements of operations for the three and six months ended June 30, 2012 and 2011. All amounts prior to the IPO relate to the unit-based compensation awards of our Predecessor.

	Three months ended June 30,		Six months ended June 30,
Equity-based compensation expense by type:	2012	2011	2012	2011
Stock options	$375	$374	$749	$718
Restricted stock	3,329	309	3,656	544
Total equity-based compensation expense	3,704	683	4,405	1,262
Tax benefit recognized	-	-	-	-
Total equity-based compensation expense - net of tax	$3,704	$683	$4,405	$1,262

Stock Option Activity
A summary of stock option activity during the six months ended June 30, 2012 is presented below. As discussed above, in connection with the IPO and the Reorganization, all of the options to purchase units of EM II LP and B&L Holdings that were outstanding prior to the IPO and the Reorganization were exchanged for a substantially equivalent value of options to purchase shares of our Class A common stock. As such, the table below reflects the exchange on May 2, 2012 of 14,623 Predecessor options for 1,723,981 options to purchase our Class A common stock:

	Number of options		Weighted- average exercise	Weighted-average remaining contractual term
	Predecessor	Edgen Group	price per share	(in years)
Outstanding - December 31, 2011	14,923	-	$1,080
Granted	-	-	-
Exercised	-	-	-
Forfeited	(300)	-	1,000
Expired	-	-	-
Outstanding - May 2, 2012 (IPO date)	14,623	-	1,082
Exchange of Predecessor unit-based compensation	(14,623)	1,723,981	9.14
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding - June 30, 2012	-	1,723,981	9.14	7.23

Exercisable - June 30, 2012	-	690,653	11.75	6.25

At June 30, 2012, there was $2,440 of compensation expense associated with unvested stock options which we expect to recognize over a weighted average period of 1.54 years.

Restricted Stock Activity
The following table summarizes restricted stock activity during the six months ended June 30, 2012, including the exchange on May 2, 2012 of 4,139 Predecessor unvested restricted units for 783,013 unvested restricted shares of our Class A common stock:

	Number of shares		Weighted- average grant
	Predecessor	Edgen Group	date fair value
Outstanding - December 31, 2011	4,252	-	$1,271
Granted	-	-	-
Vested	(113)	-	1,075
Forfeited	-	-	-
Outstanding - May 2, 2012 (IPO date)	4,139	-	1,222
Exchange of Predecessor unit-based compensation	(4,139)	783,013	6.31
Granted	-	61,389	7.33
Vested	-	(533,085)	6.72
Forfeited	-	-	-
Outstanding - June 30, 2012	-	311,317	5.82

EDGEN GROUP INC., continued
In June 2012, we accelerated the vesting period of 533,085 shares of restricted stock previously awarded to employees in our OCTG operating segment, resulting in an additional $3,004 of compensation expense during the period. At June 30, 2012, there was $1,490 of compensation expense associated with the remaining unvested restricted stock which we expect to recognize over a weighted average period of 1.57 years.

9. Equity
Our amended and restated certificate of incorporation provides for two classes of common stock, Class A and Class B, as well as preferred stock, the rights, preferences and privileges of which will be designated by our board at the time of issuance. There are currently no shares of our preferred stock outstanding. We are authorized to issue 500,000,000 shares of our capital stock, all with a par value of $0.0001 per share. Of these shares, 435,656,862 shares are designated as Class A common stock, 24,343,138 shares are designated as Class B common stock and 40,000,000 shares are designated as preferred stock.

Class A and Class B Common Stock
Holders of our Class A common stock and holders of our Class B common stock are each entitled to one vote per share and will vote together as a single class on all matters submitted to a vote of stockholders except in limited circumstances outlined in our amended and restated certificate of incorporation.

Holders of our Class A common stock are entitled to receive dividends, if any are declared by our board, and, in the event of our liquidation, dissolution or winding up, will be entitled to receive ratably the assets available for distribution to our stockholders after payment of liabilities and payment of liquidation preference on any outstanding shares of our preferred stock. Holders of our Class B common stock have no economic rights to our assets or income. All of our Class B common stock is held by EM II LP and B&L Holdings.

The following table presents our common stock share activity since the IPO:

	Common stock
	Class A	Class B
Balance at May 2, 2012 (IPO date)
Class A shares issued in connection with the IPO	15,000,000	-
Class B shares issued to EM II LP and B&L Holdings in connection with the Reorganization	-	24,343,138
Class A restricted shares issued in connection with the Reorganization	2,987,838	-
Restricted common stock issued	61,389	-
Balance at June 30, 2012	18,049,227	24,343,138

Non-Controlling Interest
Non-controlling interest recorded in our consolidated financial statements subsequent to the IPO primarily relates to the approximately 58% combined ownership of EDG LLC by EM II LP and B&L Holdings.

As discussed in Note 1, a portion of the historical Predecessor net deficit was transferred to non-controlling interest as part of the Reorganization, representing the ownership by EM II LP and B&L Holdings of EDG LLC. Subsequent to the Reorganization, any changes to non-controlling interest are the result of (i) EM II LP’s and B&L Holdings’ proportional share of the comprehensive income or loss generated by EDG LLC, (ii) 30% of the income earned by our Bahraini joint venture and (iii) the exercise of Exchange Rights, if any, discussed below.

Exchange Rights
In connection with the Reorganization, we and EDG LLC entered into an Exchange Agreement with each of EM II LP and B&L Holdings which, subject to certain limitations and subject to the terms specified in each Exchange Agreement,  allows EM II LP and B&L Holdings to exchange their membership units of EDG LLC, together with their shares of our Class B common stock, for shares of our Class A common stock on a one-for-one basis (subject to customary conversion rate adjustments for splits, stock dividends and reclassifications), or, at our election, cash, (“Exchange Rights”) as provided in the applicable Exchange Agreement. Subsequent to the Reorganization, EM II LP and B&L Holdings beneficially own 12,615,230 and 11,727,908, respectively, of EDG LLC membership units and shares of our Class B common stock. As the Exchange Rights are exercised, our non-controlling interest will be reduced and our outstanding shares of Class A common stock will increase. There have been no exercises of Exchange Rights since the IPO.

EDGEN GROUP INC., continued

The following table presents our non-controlling interest at the dates indicated:

	Non-controlling interest
	Predecessor owners	Joint venture partner (1)	Total non-controlling interest
Balance at December 31, 2011	$-	$330	$330
Net income attributable to non-controlling interests	-	11	11
Balance at May 2, 2012 (IPO date)	-	341	341
Allocation of Predecessor net deficit to non-controlling interest (2)	(38,328)	-	(38,328)
Allocation of Predecessor AOCL to non-controlling interest (2)	(12,429)	-	(12,429)
Net income attributable to non-controlling interests	(8,519)	2	(8,517)
Other comprehensive income attributable to non-controlling interests	(1,855)	-	(1,855)
Balance at June 30, 2012	$(61,131)	$343	$(60,788)

(1)	Represents the 30% interest we do not own in a consolidated Bahraini joint venture.
(2)
Net income attributable to non-controlling interests and other comprehensive income attributable to non-controlling interests associated with the Predecessor owners is calculated as the net income or loss and other comprehensive income or loss generated by EDG LLC during the period, multiplied by the weighted average non-controlling ownership percentage during the period. The weighted average non-controlling ownership percentage during the period was approximately 58%.

10. Earnings (Loss) per Share
We calculate basic earnings per share by dividing the earnings attributable to Edgen Group by the weighted average number of shares of common stock outstanding during each period, which includes Class A common stock issued in connection with equity offerings, restricted stock that has vested and shares that have been purchased through the exercise of vested stock options. Diluted earnings per share amounts include the dilutive effect of stock options (using the treasury stock method as prescribed by GAAP) and other stock awards granted to employees under the 2012 Plan, as well as the exchange of Class B common shares for Class A common shares via the exercise of the Exchange Rights. We adjust the numerator in our diluted earnings per share calculation for the income attributable to non-controlling interest of EDG LLC owned by the holders of our Class B common shares. As the Class B shares are exchanged, the amount of income allocated to Edgen Group will increase and the amount of income allocated to the non-controlling interest holders of EDG LLC will decrease.

The following table sets forth the computation of basic and diluted loss per share for the period from May 2, 2012 to June 30, 2012 (the period since the IPO and the Reorganization). Prior to the IPO and the Reorganization, all income or loss generated from our operations was allocated to the Predecessor. Because we historically operated as a series of related partnerships and limited liability companies, and there was no single capital structure upon which to calculate historical earnings per share information, we have not provided a calculation of basic and diluted earnings per share for periods prior to the IPO and the Reorganization.

Basic loss per share:
Numerator (in thousands):
Net loss attributable to Edgen Group Inc.	$(6,074)
Denominator:
Class A shares	17,213,423
Basic weighted average common shares outstanding	17,213,423

Basic loss per share	$(0.35)

Diluted loss per share:
Numerator (in thousands):
Net loss attributable to Edgen Group Inc.	$(6,074)
Denominator:
Basic weighted average common shares outstanding	17,213,423
Class A unvested restricted shares	-
Class B shares	-
Class A options (vested and unvested)	-
Diluted weighted average common shares outstanding	17,213,423

Diluted loss per share	$(0.35)

EDGEN GROUP INC., continued

Due to our net loss for the period, no potentially dilutive shares were included in our diluted loss per share calculation because they were all anti-dilutive. The table below presents the shares that were excluded from our dilutive loss per share calculation:

Class A unvested restricted shares	311,317
Class B shares	24,343,138
Class A options (vested and unvested)	1,723,981
Total anti-dilutive shares	26,378,436

11. Income Taxes
We are subject to U.S., federal, state and local income taxes. In addition, certain of our subsidiaries are subject to foreign income taxes based on the various jurisdictions in which they operate. We provide for current and deferred corporate income taxes in our consolidated/combined consolidated financial statements. Due to the organizational structure of our subsidiaries, some of which are pass-through entities for income tax purposes, and others which are corporations, the effective tax rate calculated from our consolidated/combined consolidated financial statements is not indicative of our actual effective tax rate, which is a combination of the effective tax rates of our taxable subsidiaries, adjusted for our ownership percentage of each subsidiary. Our consolidated annualized estimated effective tax rate for the year is approximately 17%. The following table presents our income tax expense (benefit) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Income (loss) before income tax expense (benefit)	$(13,988)	$2,575	$(8,583)	$(4,235)
Income tax expense (benefit)	(165)	1,566	1,139	2,122
Effective tax rate	1%	61%	(13%)	(50%)

Prior to the IPO and the Reorganization, we did not incur tax on the income earned by the subsidiary that comprises our OCTG segment because that subsidiary was a pass-through entity for income tax purposes. As a result of the Reorganization, we now incur tax expense associated with this segment. Additionally, we did not recognize a tax benefit for taxable losses generated in our E&I segment by our U.S. operations during the six months ended June 30, 2012 and 2011 due to a valuation allowance that has been established against any tax benefits related to these taxable losses.

At June 30, 2012 and December 31, 2011, a valuation allowance of $30,079 and $24,299, respectively, was recorded against deferred tax assets and net operating loss (“NOL”) carryforwards. The NOLs are scheduled to expire beginning in 2024 through 2031.

The following is a summary of activity related to uncertain tax positions:

Balance at January 1, 2012	$1,939
Gross increases for tax positions taken in prior year	289
Settlement of uncertain tax position with tax authorities	-
Lapse of statute of limitations related to uncertain tax positions	-
Foreign currency translation	(6)
Balance at June 30, 2012	$2,222

Our subsidiaries have open tax years as follows:

Jurisdiction	Tax years open for assessment
Federal	2008	-	2011
Various State	2005	-	2011
Various Foreign	2007	-	2011

EDGEN GROUP INC., continued

To the extent amended returns are filed with respect to pre-2008 tax year ends, these years would be subject to limited examination by the Internal Revenue Service.

Tax Receivable Agreements (“TRA”)
In connection with the Reorganization, we entered into a TRA with each of EM II LP and B&L Holdings that will provide for the payment by us to EM II LP and B&L Holdings of 85% of the amount of the cash savings, if any, in U.S. federal, state and local income taxes that we actually realize as a result of increased depreciation and amortization deductions available to us as a result of the exercise of the Exchange Rights. We will retain the remaining 15% of cash savings, if any, in realized income tax savings. The term of the TRA commenced upon completion of the IPO and will continue until all such tax benefits have been utilized or have expired. Because there have been no exercises of Exchange Rights, the TRA has not impacted our financial statements.

12. Commitments and Contingencies

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

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Operating lease rental expense	$1,217	$1,206	$2,430	$2,421

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

Legal Proceedings
We are involved in various claims, lawsuits and proceedings arising in the ordinary course of business. Although we attempt to collect from our suppliers any amounts paid to our customers arising from warranty claims and lawsuits, there can be no assurance that we will be able to recover from our suppliers, in every instance, any or all of the amounts claimed by our customers. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, we believe the resolution of such uncertainties and the incurrence of such costs will not have a material effect on our consolidated financial position, results of operations or cash flows.

During the six months ended June 30, 2012, we have agreed to certain settlements with customers and suppliers related to warranty claims that arose in the normal course of business. The net impact of these settlements to our consolidated statement of operations was approximately $400, all of which was recorded during the first quarter of 2012.

13. Segment Information
We have two reportable segments: E&I and OCTG. Certain overhead operating expenses of our non-trading entities, including EM Holdings, EDG LLC, and Edgen Group are not allocated to the segments, but are included in Corporate.

The E&I segment, which is branded under the “Edgen Murray” name, serves customers in the Americas, Europe/Middle East/Africa (“EMEA”) and Asia Pacific (“APAC”) regions distributing pipe, plate, valves and related components to upstream, midstream, downstream and select power generation, civil construction and mining customers across more than 30 global locations.

The OCTG segment, which is branded under the “Bourland & Leverich” name, provides oil country tubular goods to the upstream conventional and unconventional onshore drilling market in the U.S. through nine customer sales and service locations and over 50 third-party owned distribution facilities.

Our Chief Executive Officer evaluates segment performance based on income (loss) from continuing operations before income taxes. We account for sales between segments at an agreed margin between segment management.

EDGEN GROUP INC., continued

The following table presents the financial information for each reportable segment. The prior period information related to the combined results of the Predecessor has been recast to conform to our change in segments made in connection with the IPO and the Reorganization:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Sales:
E&I	$255,365	$222,549	$533,040	$408,111
OCTG	241,136	192,619	469,291	334,067
Intersegment sales	(2)	(62)	(2)	(62)
Total sales	$496,499	$415,106	$1,002,329	$742,116

Intersegment sales:
E&I	$-	$-	$-	$-
OCTG	2	62	2	62
Total intersegment sales	$2	$62	$2	$62

Selling, general and administrative expense:
E&I	$17,663	$16,232	$33,224	$31,145
OCTG	7,088	3,335	10,843	6,214
Corporate	3,655	2,561	7,367	4,497
Total selling, general and administrative expense	$28,406	$22,128	$51,434	$41,856

Depreciation and amortization:
E&I	$4,283	$5,303	$8,859	$10,593
OCTG	3,604	3,627	7,266	7,255
Corporate	-	-	-	-
Total depreciation and amortization	$7,887	$8,930	$16,125	$17,848

Income (loss) from operations:
E&I	$13,142	$14,235	$30,454	$21,223
OCTG	12,884	12,457	26,430	21,038
Corporate	(3,655)	(2,561)	(7,367)	(4,497)
Total income (loss) from operations	$22,371	$24,131	$49,517	$37,764

	June 30, 2012	December 31, 2011
Assets:
E&I	$574,166	$537,872
OCTG	386,583	362,868
Corporate	2,025	-
Total assets	$962,774	$900,740

14. Derivatives and Other Financial Instruments
In the normal course of business, we are exposed to certain risks, including changes in interest rates and foreign currency rates. We enter into derivative financial instruments to manage certain exposures to these risks. Our derivative policy requires that only known firm commitments are hedged and does not allow us to enter into any derivative instruments for trading or other speculative purposes. We do not designate any of our outstanding derivatives as hedging instruments and as such, account for all of our derivatives using mark-to-market accounting.

Currency Exchange Rate Risk
Transactions hedged by us include forecasted purchase commitments. The total notional amount of outstanding forward contracts not designated as hedging instruments at June 30, 2012 and December 31, 2011 was $41,136 and $56,005, respectively.

EDGEN GROUP INC., continued
The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated (n/a is defined as not applicable):

	Asset derivatives				Liability derivatives
	June 30, 2012		December 31, 2011		June 30, 2012		December 31, 2011
	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Forward contracts	n/a	$-	n/a	$-	n/a	$-	n/a	$-

Derivatives not designated as hedging instruments:
Forward contracts	Other current assets	-	Other current assets	241	Accrued expenses and other current liabilities	(444)	Accrued expenses and other current liabilities	(738)

The following table discloses the impact of derivative instruments not designated as hedging instruments on our consolidated/combined consolidated statements of operations:

		Recognized loss in income
Derivatives not designated as		Three months ended June 30,		Six months ended June 30,
hedging instruments	Location of loss recognized in income	2012	2011	2012	2011
Forward contracts	Selling, general and administrative expense	$(481)	$(2)	$(137)	$(15)

At June 30, 2012 and December 31, 2011, the cumulative effect of currency translation adjustments was a loss of $24,836 and $25,648, respectively, and is the sole component of accumulated other comprehensive loss on the consolidated/combined consolidated balance sheets. Of this amount at June 30, 2012, $14,284 is allocated to non-controlling interest and the remaining $10,552 is classified within accumulated other comprehensive loss. Currency translation adjustments are the result of the translation of our foreign subsidiaries’ financial statements that have a functional currency other than the U.S. dollar.

Interest Rate Risk
Our variable interest rate risk is limited to cash borrowings under our credit facilities which are subject to interest rates that fluctuate with market rates. This risk is partially mitigated due to the short term nature of these borrowings. There were no interest rate derivatives outstanding at June 30, 2012 and December 31, 2011.

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

15. Fair Value Measurements and Financial Instruments
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

EDGEN GROUP INC., continued

Our financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Forward contracts	$-	$-	$-	-	$-	$241	$-	241
Financial liabilities:
Forward contracts	-	(444)	-	(444)	-	(738)	-	(738)

Forward contracts are valued using broker quotations or market transactions in either the listed or over-the counter markets. Management performs procedures to validate the information obtained from the broker quotations in calculating the ultimate fair values. As such, these derivative instruments are classified within Level 2.

The comparison of carrying value and estimated fair value of certain financial instruments are presented below:

	June 30, 2012		December 31, 2011
	Carrying value	Fair value	Carrying value	Fair value
EMC senior secured notes	$462,439	$458,025	$462,032	$404,550
BL term loan	-	-	116,406	112,914

The fair value of the EMC senior secured notes, excluding unamortized discount, has been estimated based upon market quotes approximating the fair value at the dates indicated. The fair value of the BL term loan, which was fully repaid in connection with the IPO, was estimated based upon the most recent trades of the debt by participating banks in a secondary market.

The fair value amounts shown are not necessarily indicative of the amounts that we would realize upon disposition, nor do they indicate our intent or ability to dispose of the financial instrument. We believe that the carrying amounts of our other financial assets and liabilities approximate their fair values due to their short term nature.

16. Related Party Transactions
An employee pension fund of the ultimate parent company of one of our customers owns on a fully-diluted ownership basis greater than 5% of our common shares. Sales to this customer for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Sales to related party	$13,247	$17,814	$26,460	$22,456

Accounts receivable due from this customer included in accounts receivable on our consolidated/combined consolidated balance sheets at June 30, 2012 and December 31, 2011 were as follows:
	June 30, 2012	December 31, 2011
Accounts receivable from related party	$7,311	$10,858

Transactions with JCP
We made the following payments to JCP for reimbursement of certain expenses incurred while monitoring its investment in us:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Payments to JCP	$11	$18	$11	$18

Transactions with EM II LP and B&L Holdings
On June 14, 2012, we loaned our Class B shareholders, EM II LP and B&L Holdings, $106 and $24, respectively, under separate loan agreements. The loans are due on demand, but no later than December 31, 2012 and accrue interest at 3.0% per annum. We have classified these affiliated loans within prepaid and other current assets on our consolidated balance sheet.

[PAGE LEFT INTENTIONALLY BLANK]

EM HOLDINGS LLC
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,251	$26,218
Accounts receivable - net of allowance for doubtful accounts of $1,985 and $1,739, respectively	193,398	198,663
Inventory	247,496	196,004
Prepaid expenses and other current assets	7,472	10,034
Total current assets	473,617	430,919
PROPERTY, PLANT AND EQUIPMENT - NET	44,770	45,510
GOODWILL	23,208	22,965
OTHER INTANGIBLE ASSETS - NET	19,314	25,447
OTHER ASSETS	14,932	13,036
INVESTMENT IN UNCONSOLIDATED AFFILIATE	11,897	13,180
TOTAL ASSETS	$587,738	$551,057

LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Managed cash overdrafts	$39	$112
Accounts payable	148,124	147,202
Accrued interest payable	26,451	26,443
Current portion of long term debt and capital lease	380	358
Accrued expenses and other current liabilities	26,793	26,285
Total current liabilities	201,787	200,400
DEFERRED TAX LIABILITY - NET	3,456	4,544
OTHER LONG TERM LIABILITIES	1,322	783
REVOLVING CREDIT FACILITY	41,000	20,523
LONG TERM DEBT AND CAPITAL LEASE	480,260	479,860
Total liabilities	$727,825	$706,110
COMMITMENTS AND CONTINGENCIES
DEFICIT:
Member deficit	$(115,594)	$(129,735)
Accumulated other comprehensive loss	(24,836)	(25,648)
Total member deficit	(140,430)	(155,383)
NON-CONTROLLING INTEREST	343	330
Total deficit	(140,087)	(155,053)
TOTAL LIABILITIES AND DEFICIT	$587,738	$551,057

See accompanying notes to unaudited condensed consolidated financial statements.

EM HOLDINGS LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
SALES	$255,365	$222,549	$533,041	$408,111
OPERATING EXPENSES:
Cost of sales (exclusive of depreciation and amortization shown below)	220,277	186,280	460,504	345,148
Selling, general and administrative expense	20,818	18,293	39,591	34,642
Depreciation and amortization expense	4,283	5,303	8,859	10,595
Total operating expenses	245,378	209,876	508,954	390,385
INCOME FROM OPERATIONS	9,987	12,673	24,087	17,726
OTHER INCOME (EXPENSE):
Equity in earnings (loss) of unconsolidated affiliate	(885)	993	316	1,425
Other income - net	(40)	377	64	1,550
Interest expense - net	(16,658)	(16,345)	(33,237)	(32,465)
LOSS BEFORE INCOME TAX EXPENSE	(7,596)	(2,302)	(8,770)	(11,764)
INCOME TAX EXPENSE	55	1,566	1,359	2,122
NET LOSS	(7,651)	(3,868)	(10,129)	(13,886)
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	3	54	13	60
NET LOSS ATTRIBUTABLE TO MEMBERSHIP INTEREST	$(7,654)	$(3,922)	$(10,142)	$(13,946)

See accompanying notes to unaudited condensed consolidated financial statements.

EM HOLDINGS LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
NET LOSS	$(7,651)	$(3,868)	$(10,129)	$(13,886)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(1,826)	(213)	812	2,853
COMPREHENSIVE LOSS	(9,477)	(4,081)	(9,317)	(11,033)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	3	54	13	60
COMPREHENSIVE LOSS ATTRIBUTABLE TO MEMBERSHIP INTEREST	$(9,480)	$(4,135)	$(9,330)	$(11,093)

See accompanying notes to unaudited condensed consolidated financial statements.

 EM HOLDINGS LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS MEMBER’S DEFICIT
(In thousands, except unit data)

	Membership interest	Accumulated other comprehensive loss	Total member deficit	Non- controlling interest	Total deficit
Balances at January 1, 2011	$(105,773)	$(25,531)	$(131,304)	$42	$(131,262)
Net income (loss)	(13,946)	-	(13,946)	60	(13,886)
Other comprehensive income	-	2,853	2,853	-	2,853
Equity-based compensation	429	-	429	-	429
Balances at June 30, 2011	$(119,290)	$(22,678)	$(141,968)	$102	$(141,866)

Balances at January 1, 2012	$(129,735)	$(25,648)	$(155,383)	$330	$(155,053)
Net income (loss)	(10,142)	-	(10,142)	13	(10,129)
Other comprehensive income	-	812	812	-	812
Equity-based compensation	525	-	525	-	525
Contributions from EDG Holdco LLC	23,758	-	23,758	-	23,758
Balances at June 30, 2012	$(115,594)	$(24,836)	$(140,430)	$343	$(140,087)

See accompanying notes to unaudited condensed consolidated financial statements.

EM HOLDINGS LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Six months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,129)	$(13,886)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,859	10,595
Amortization of deferred financing costs	1,765	1,879
Equity in earnings of unconsolidated affiliate	(316)	(1,425)
Distributions received from unconsolidated affiliate	1,430	-
Amortization of discount on long term debt	406	359
Equity-based compensation expense	694	683
Allowance for doubtful accounts	243	(70)
Provision for inventory allowances and writedowns	750	500
Deferred income tax benefit	(1,100)	(1,314)
Loss (gain) on foreign currency transactions	544	(202)
Unrealized loss (gain) on derivative instruments	444	(158)
Gain on sale of property, plant and equipment	(25)	(992)
Changes in operating assets and liabilities:
Accounts receivable	4,109	(58,632)
Inventory	(51,748)	(11,830)
Income tax receivable	465	17,685
Prepaid expenses and other current assets	327	(637)
Accounts payable	1,881	44,593
Accrued expenses and other current liabilities	(285)	1,257
Income tax payable	426	2,992
Other	(1,815)	623
Net cash used in operating activities	(43,075)	(7,980)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,014)	(2,534)
Proceeds from the sale of property, plant and equipment	37	6,270
Net cash provided by (used in) investing activities	(1,977)	3,736

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from EDG Holdco LLC	23,758	-
Deferred financing costs	(313)	-
Principal payments on long term debt and capital lease	(174)	(218)
Proceeds from revolving credit facilities	253,021	11,276
Payments to revolving credit facilities	(232,590)	(11,276)
Managed cash overdraft	(70)	127
Net cash provided by (used in) financing activities	43,632	(91)

Effect of exchange rate changes on cash and cash equivalents	453	499

NET CHANGE IN CASH AND CASH EQUIVALENTS	(967)	(3,836)
CASH AND CASH EQUIVALENTS - beginning of period	26,218	62,478
CASH AND CASH EQUIVALENTS - end of period	$25,251	$58,642

See accompanying notes to unaudited condensed consolidated financial statements.

EM HOLDINGS LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data)

References to “we,” “us” and “our” mean EM Holdings LLC and its consolidated subsidiaries (“EM Holdings”).

1. Organization, Basis of Presentation and General Accounting Matters

Formation and Organization
We are a Delaware limited liability company formed in March 2012 to serve as the parent holding company of Edgen Murray Corporation (“EMC”) and its subsidiaries. We are 100% owned and controlled by EDG Holdco LLC (“EDG LLC”), a subsidiary of Edgen Group Inc. (“Edgen Group”), a publicly traded Delaware corporation. Edgen Group's Class A common stock is listed on the New York Stock Exchange under the ticker symbol “EDG.” We assumed the reporting obligations of Edgen Murray II L.P. (“EM II LP”) on May 2, 2012 in connection with the completion of Edgen Group’s initial public offering (“IPO”).

Description of Operations
We are a leading global distributor to the energy sector of specialty products, including steel pipe, valves, quenched and tempered and high yield heavy plate and related components. We  primarily serve customers that operate in the upstream, midstream and downstream end-markets for oil and natural gas as well as the power generation, civil construction and mining markets. We have operations in the U.S., Canada, Brazil, the U.K., France, the United Arab Emirates (“UAE”), Saudi Arabia, India and Singapore and sales representative offices in Australia, China, South Korea and Indonesia. Our headquarters are located in Baton Rouge, Louisiana. As a result of the IPO and the Reorganization discussed below, we changed our reportable segments and now operate and manage our business as one segment.

IPO and Reorganization
On May 2, 2012, Edgen Group completed an IPO of 15,000,000 shares of Class A common stock at an initial offering price of $11.00 per share, which generated net proceeds of approximately $149,288 after deducting underwriting discounts, expenses and transaction costs. Edgen Group used these net proceeds to purchase membership units of its subsidiary, EDG LLC. EDG LLC used the proceeds from that purchase to repay certain indebtedness of Edgen Group’s consolidated subsidiaries, including our direct subsidiary, EMC, and EMC’s equity method investment, Bourland & Leverich Supply Co. LLC (“B&L”).

Immediately prior to the consummation of the IPO, we were party to a series of transactions (the “Reorganization”). These transactions consisted of, among other things, the following:

(1)	Our formation and assumption of EM II LP’s parent guarantee of EMC’s senior secured notes due 2015 (the “EMC senior secured notes”);
(2)	The formation of EDG LLC;
(3)	The contribution by EM II LP of all of the equity interests of EMGH Limited (“EMGH”) to EMC, thereby making EMGH a wholly-owned subsidiary of EMC;
(4)	The redemption of EMC’s ownership interest in Bourland & Leverich Holdings LLC (“B&L Holdings”) for an equivalent ownership interest in B&L, B&L Holdings’ operating subsidiary;
(5)
The contribution by EM II LP of all of the shares of capital stock of EMC and all of EM II LP’s liabilities to EDG LLC and the contribution by EDG LLC of the same capital stock of EMC and EM II LP’s liabilities to us; and

(6)
The exchange of (i) all of the restricted units of EM II LP and B&L Holdings and (ii) all of the options to purchase units of EM II LP and B&L Holdings for 2,987,838 and 1,723,981 restricted shares of Edgen Group Class A common stock and options to purchase Edgen Group Class A common stock, respectively.

As a result of the IPO and the Reorganization, we now directly and indirectly own the subsidiaries that have comprised the entire historical business of EM II LP, and we have assumed the reporting obligations of EM II LP under the Securities Exchange Act of 1934. We also now serve as the parent (and sole) guarantor of the EMC senior secured notes. The Reorganization has been accounted for as a transaction between entities under common control as we, Edgen Group, EM II LP, B&L Holdings, EDG LLC and B&L have been since July 2010, and continue to be, under the collective common control of Jefferies Capital Partners (“JCP”).

Basis of Financial Statement Presentation
The condensed consolidated financial statements and notes are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim reporting.

We did not own any assets prior to the IPO and the Reorganization on May 2, 2012. As required by GAAP for common control transactions, all assets and liabilities transferred as part of the Reorganization were recorded in our financial statements at carryover basis, and the financial information and related notes presented within this Form 10-Q for periods prior to the IPO reflect the Reorganization as if it had occurred on July 19, 2010, the date that EM II LP and B&L Holdings came under the common control of JCP. Our financial statements for periods prior to the IPO and the Reorganization comprise the historical business of EM II LP, to whose business we have succeeded.

EM HOLDINGS LLC, continued

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in EM II LP’s annual report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”) filed with the SEC on February 29, 2012.

Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. Areas requiring significant estimates by our management include the following:

●	provisions for uncollectible receivables;
●	recoverability of inventories and application of lower of cost or market accounting;
●	recoverability of goodwill and other indefinite-lived intangible assets;
●	recoverability of other intangibles and long-lived assets and related estimated lives;
●	valuation of equity-based compensation; and
●	provisions for income taxes and related valuation allowances and tax uncertainties.

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

Recently Issued
Currently, no recently issued accounting pronouncements that will be adopted by us are expected to have a material impact on our financial position, results of operations or cash flows.

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

3. Supplemental Cash Flow Information

	Six months ended June 30,
	2012	2011
Interest paid	$31,264	$30,740
Income taxes paid	2,411	673
Income tax refunds received	818	18,182

Non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable	$64	$58

EM HOLDINGS LLC, continued

4. Property, Plant and Equipment
The historical costs of our property, plant and equipment and related accumulated depreciation balances were as follows at the dates indicated:

	June 30, 2012	December 31, 2011

Land and land improvements	$11,452	$11,188
Buildings	37,213	37,012
Equipment and computers	28,681	28,188
Leasehold improvements	6,155	6,000
Construction in progress	745	163
Property, plant and equipment - gross	84,246	82,551
Less: accumulated depreciation	(39,476)	(37,041)
Property, plant and equipment - net	$44,770	$45,510

We are party to a capital lease of land, an office building and two warehouses in Newbridge, Scotland. At June 30, 2012 and December 31, 2011, the carrying value of the leased fixed assets included in property, plant and equipment was $15,075 and $15,320, respectively. Our depreciation expense for the periods indicated is presented below:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Depreciation expense	$1,264	$1,373	$2,547	$2,768

5. Intangible Assets
The following table summarizes our intangible assets at the dates indicated:

	Gross carrying value		Accumulated amortization		Net carrying value
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Intangible assets subject to amortization:
Customer relationships	$82,581	$82,057	$(77,915)	$(73,004)	$4,666	$9,053
Noncompete agreements	22,011	22,011	(18,878)	(17,055)	3,133	4,956
Sales backlog	9,634	9,589	(9,634)	(9,589)	-	-
Intangible assets not subject to amortization:
Tradenames	11,501	11,424	-	-	11,501	11,424
Trademarks	14	14	-	-	14	14

Total intangible assets	$125,741	$125,095	$(106,427)	$(99,648)	$19,314	$25,447

Foreign currency translation adjustments had the following effects on our intangible assets at June 30, 2012:

Effects of foreign currency translation:	June 30, 2012
On gross carrying value	$646
On accumulated amortization	481

Our amortization expense for the periods indicated is presented below:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Amortization expense	$3,012	$3,930	$6,298	$7,827

EM HOLDINGS LLC, continued

Our scheduled amortization expense associated with intangible assets is expected to be:

Years ending December 31:
2012 (remaining)	$5,657
2013	1,808
2014	334
2015	-
2016	-
Thereafter	-
Total	$7,799

6. Goodwill
The following table presents changes to goodwill and the gross carrying value and accumulated impairment losses associated with goodwill at the dates indicated.

	Gross	Accumulated impairment	Effects of foreign currency	Net
Balance at December 31, 2011	$90,674	$(62,805)	$(4,904)	$22,965
Effects of foreign currency	-	-	243	243
Balance at June 30, 2012	$90,674	$(62,805)	$(4,661)	$23,208

7. Investment in Unconsolidated Affiliate
At June 30, 2012 and December 31, 2011, our equity method investment in B&L was as follows:

	June 30, 2012	December 31, 2011
Investment in B&L	$11,897	$13,180

Equity in the earnings of B&L for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Equity in earnings (loss) of B&L	$(885)	$993	$316	$1,425

The significant decrease in equity in earnings of B&L during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 is due to B&L’s early repayment of certain long term debt in connection with the IPO, which resulted in B&L’s recognition of a loss on prepayment of debt of $17,005.

8. Debt Obligations
Our credit arrangements, long term debt and capital lease consisted of the following at the dates indicated:

	June 30, 2012	December 31, 2011
$465,000 12.25% EMC senior secured notes, net of discount of $2,561 and $2,968 at June 30, 2012 and December 31, 2011, respectively; due January 15, 2015	$462,438	$462,032
$195,000 EM revolving credit facility; due May 11, 2014	41,000	20,523
Capital lease	18,202	18,186
Total long term debt and capital lease	521,640	500,741
Less: current portion	(380)	(358)
Long term debt and capital lease, less current portion	$521,260	$500,383

Other than as disclosed below, there have been no significant changes in the terms or amounts of our consolidated debt obligation since those reported in the 2011 Form 10-K.

EMC Senior Secured Notes
As stated in Note 1, in connection with the Reorganization, we replaced EM II LP as the parent guarantor of the EMC senior secured notes. The EMC senior secured notes are guaranteed on a senior secured basis by us and each of our existing and future U.S. subsidiaries that (1) is directly or indirectly 80% owned by us; (2) guarantees the indebtedness of EMC or any of the guarantors; and (3) is not directly or indirectly owned by any non-U.S. subsidiary. At June 30, 2012, EMC is our only U.S. subsidiary not directly or indirectly owned by any non-U.S. subsidiary. We are therefore currently the sole guarantor of the EMC senior secured notes.

EM HOLDINGS LLC, continued

EM Revolving Credit Facility
On April 10, 2012, we entered into a seventh amendment (“Seventh Amendment”) to the EM revolving credit facility. The Seventh Amendment permits EM Pte to incur up to $10,000 of additional indebtedness secured by a warehouse facility owned by Edgen Murray PTE. Ltd. (“EM Pte”) in Singapore and increases the unused line fee payable to the Singapore administrative agent and the Singapore collateral agent under the EM revolving credit facility from 0.50% to 0.65%. Additionally, the Seventh Amendment (i) permitted us to effect the Reorganization to facilitate the IPO; (ii) released EM II LP from its obligations under the EM revolving credit facility; and (iii) provided for certain other conforming and definitional changes.

Borrowings under our Revolving Credit Facilities
At June 30, 2012, utilization under our revolving credit facilities was as follows:

	EM revolving credit facility						EM FZE	Total revolving credit
	EMC		EM Canada	EM Europe	EM Pte	Total	facility	facilities
Total availability at June 30, 2012	$146,897		$2,298	$30,212	$15,000	$194,407	$5,000	$199,407
Less: cash borrowings	(41,000)		-	-	-	(41,000)	-	(41,000)
Less: trade finance instruments	(17,969)	(a)	-	(9,076)	(5,432)	(32,477)	(1,796)	(34,273)
Less: reserves	(1,504)		(77)	(1,793)	-	(3,374)	-	(3,374)
Net availability at June 30, 2012	$86,424		$2,221	$19,343	$9,568	$117,556	$3,204	$120,760

(a) Includes a letter of credit in the amount of $5,000 that expires on June 14, 2013 and which supports the facility utilized by our subsidiary in Dubai, Edgen Murray FZE (the “EM FZE facility”).

Our weighted average interest rate paid for cash borrowings under our revolving credit facilities was 4.7% during the three months ended June 30, 2012 and ranged between 2.3% to 4.6% during the six months ended June 30, 2012.

On May 2, 2012, a portion of the net proceeds from the IPO were used to repay $23,758 outstanding under the EM revolving facility.

Third Party Guarantees
In the normal course of business, we may provide performance guarantees directly to third parties on behalf of our subsidiaries.

At June 30, 2012 and December 31, 2011, we had the following outstanding guarantees:

	June 30, 2012	December 31, 2011
Maximum potential obligations (undiscounted)	$29,634	$30,663
Guaranteed commitments outstanding	25,737	27,386

Additionally, at June 30, 2012 and December 31, 2011 we had the following bank guarantees which have been cash collateralized and included in prepaid expenses and other assets on our consolidated balance sheets:

	June 30, 2012	December 31, 2011
Bank guarantees	$889	$675

9. Equity-Based Compensation
In connection with the Edgen Group IPO, Edgen Group adopted the Edgen Group Inc. 2012 Omnibus Incentive Plan (“2012 Plan”), which grants Edgen Group equity-based compensation awards to certain officers, employees and directors providing services to us. Awards under the 2012 Plan may be granted in the form of restricted stock, stock options, stock appreciation rights, restricted stock units and other equity-based awards as deemed appropriate by our compensation committee. Up to 7,700,000 shares of Edgen Group Class A common stock may be issued as awards under the 2012 Plan. After giving effect to the awards exchanged in connection with the Reorganization and discussed below, an additional 2,926,792 shares may be issued subject to automatic annual increases in accordance with the terms of the 2012 Plan. An allocated portion of the non-cash amortization expense of Edgen Group’s equity-based awards is charged to us under an Edgen Group-wide intercompany services agreement. We recognize a non-cash expense for our allocated share of the amortized grant date fair value of such awards, with an offsetting amount recorded in equity.

EM HOLDINGS LLC, continued

Exchange of Predecessor Unit-Based Compensation
In connection with the IPO and the Reorganization, all restricted units of EM II LP and B&L Holdings and all outstanding options to acquire the common partnership units of EM II LP and membership units of B&L Holdings were exchanged contemporaneously for a substantially equivalent value of restricted shares of Edgen Group Class A common stock or options to acquire Edgen Group Class A common stock, as applicable. The resulting restricted shares and stock options contain substantially identical terms, conditions and vesting schedules as the previously outstanding EM II LP and B&L Holdings unit-based awards. We accounted for these exchanges as a modification as required by GAAP. The modification did not result in any additional compensation expense as the fair value of the EM II LP and B&L Holdings unit-based awards immediately prior to their modification was substantially the same as the fair value of the newly issued equity-based awards immediately after the modification. Since this modification, we have continued to record compensation expense associated with these equity-based awards over the remaining vesting period.

Equity-Based Compensation Activity
The following table presents the equity-based compensation expense that has been recorded within the consolidated statements of operations for the three and six months ended June 30, 2012 and 2011. All amounts prior to Edgen Group’s IPO relate to the unit-based compensation awards of EM II LP and B&L Holdings.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Equity-based compensation expense by type:
Stock options	$252	$253	$504	$504
Restricted stock	101	89	190	179
Total equity-based compensation expense	353	342	694	683
Tax benefit recognized	-	-	-	-
Total equity-based compensation expense - net of tax	$353	$342	$694	$683

Stock Option Activity
A summary of stock option activity during the six months ended June 30, 2012 is presented below. As discussed above, in connection with the IPO and the Reorganization, all of the options to purchase units of EM II LP and B&L Holdings that were outstanding prior to the IPO and the Reorganization were exchanged for a substantially equivalent value of options to purchase shares of Edgen Group Class A common stock. As such, the table below reflects the exchange on May 2, 2012 of 14,623 Predecessor options for 1,723,981 options to purchase Edgen Group Class A common stock:

	Number of options		Weighted-average exercise	Weighted-average remaining contractual term
	Predecessor	Edgen Group	price per share	(in years)
Outstanding - December 31, 2011	14,923	-	$1,080
Granted	-	-	-
Exercised	-	-	-
Forfeited	(300)	-	1,000
Expired	-	-	-
Outstanding - May 2, 2012 (IPO date)	14,623	-	1,082
Exchange of Predecessor unit-based compensation	(14,623)	1,723,981	9.14
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding - June 30, 2012	-	1,723,981	9.14	7.23

Exercisable - June 30, 2012	-	690,653	11.75	6.25

At June 30, 2012, there was $2,440 of compensation expense associated with unvested stock options. We expect to recognize our $829 share of this expense over a weighted average period of 1.24 years.

EM HOLDINGS LLC, continued

Restricted Stock Activity
The following table summarizes Edgen Group’s restricted stock activity during the six months ended June 30, 2012, including the exchange on May 2, 2012 of 4,139 Predecessor restricted units for 783,013 restricted shares of Edgen Group’s Class A common stock:

	Number of shares		Weighted-average grant
	Predecessor	Edgen Group	date fair value
Outstanding - December 31, 2011	4,252	-	$1,271
Granted	-	-	-
Vested	(113)	-	1,075
Forfeited	-	-	-
Outstanding - May 2, 2012 (IPO date)	4,139	-	1,222
Exchange of Predecessor unit-based compensation	(4,139)	783,013	6.31
Granted	-	61,389	7.33
Vested	-	(533,085)	6.72
Forfeited	-	-	-
Outstanding - June 30, 2012	-	311,317	5.82

At June 30, 2012, there was $1,490 of compensation expense associated with unvested restricted stock. We expect to recognize this expense over a weighted average period of 1.57 years.

10. Income Taxes
We are a pass-through entity and are not directly subject to U.S. income taxes; however our subsidiaries are subject to foreign, state and local taxes based on the various jurisdictions throughout the world in which they operate. We provide for current and deferred income taxes in our consolidated financial statements. The following table presents our income tax expense (benefit) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Loss before income tax expense	$(7,596)	$(2,302)	$(8,770)	$(11,764)
Income tax expense	55	1,566	1,359	2,122
Effective tax rate	(1%)	(68%)	(15%)	(18%)

The income tax expense for the six months ended June 30, 2012 and June 30, 2011 reflects taxable income from non-U.S. operations at an estimated annual effective tax rate of approximately 24% and 26%, respectively, and no tax benefit for any losses generated by our U.S. operations in either period.  We do not recognize a tax benefit for taxable losses generated by our U.S. operations due to a valuation allowance that has been established against any tax benefits related to taxable losses.

At June 30, 2012 and December 31, 2011, a valuation allowance of $30,079 and $24,299, respectively, was recorded against deferred tax assets and net operating loss (“NOL”) carryforwards. The NOLs are scheduled to expire beginning in 2024 through 2031.

The following is a summary of activity related to uncertain tax positions:

Balance at January 1, 2012	$1,939
Gross increases for tax positions taken in prior year	289
Settlement of uncertain tax position with tax authorities	-
Lapse of statute of limitations related to uncertain tax positions	-
Foreign currency translation	(6)
Balance at June 30, 2012	$2,222

Our subsidiaries have open tax years as follows:

Jurisdiction	Tax years open for assessment
Federal	2008	-	2011
Various states	2005	-	2011
Various foreign	2007	-	2011

To the extent amended returns are filed with respect to pre-2008 tax year ends, these years would be subject to limited examination by the Internal Revenue Service.

EM HOLDINGS LLC, continued

11. Commitments and Contingencies

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

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Operating lease rental expense	$1,205	$1,193	$2,405	$2,397

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

Legal Proceedings
We are involved in various claims, lawsuits and proceedings arising in the ordinary course of business. Although we attempt to collect from our suppliers any amounts paid to our customers arising from warranty claims and lawsuits, there can be no assurance that we will be able to recover from our suppliers, in every instance, any or all of the amounts claimed by our customers. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, we believe the resolution of such uncertainties and the incurrence of such costs will not have a material effect on our consolidated financial position, results of operations or cash flows.

During the six months ended June 30, 2012, we have agreed to certain settlements with customers and suppliers related to warranty claims that arose in the normal course of business. The net impact of these settlements on our consolidated statement of operations was approximately $400, all of which was recorded during the first quarter of 2012.

12. Derivatives and Other Financial Instruments
In the normal course of business, we are exposed to certain risks, including changes in interest rates and foreign currency rates. We enter into derivative financial instruments to manage certain exposures to these risks. Our derivative policy requires that only known firm commitments are hedged and does not allow us to enter into any derivative instruments for trading or other speculative purposes. We do not designate any of our outstanding derivatives as hedging instruments and as such, account for all of our derivatives using mark-to-market accounting.

Currency Exchange Rate Risk
Transactions hedged by us include forecasted purchase commitments. The total notional amount of outstanding forward contracts not designated as hedging instruments at June 30, 2012 and December 31, 2011 was $41,136 and $56,005, respectively.

The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated (n/a is defined as not applicable):

	Asset derivatives				Liability derivatives
	June 30, 2012		December 31, 2011		June 30, 2012		December 31, 2011
	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Forward contracts	n/a	$-	n/a	$-	n/a	$-	n/a	$-

Derivatives not designated as hedging instruments:
Forward contracts	Prepaid expenses and other current assets	$-	Prepaid expenses and other current assets	$241	Accrued expenses and other current liabilities	$(444)	Accrued expenses and other current liabilities	$(738)

EM HOLDINGS LLC, continued

The following table discloses the impact of derivative instruments not designated as hedging instruments on our consolidated statements of operations:

		Recognized loss in income
Derivatives not designated	Location of loss	Three months ended June 30,		Six months ended June 30,
as hedging instruments	recognized in income	2012	2011	2012	2011
Forward contracts	Selling, general and administrative expense	$(481)	$(2)	$(137)	$(15)

At June 30, 2012 and December 31, 2011, the cumulative effect of currency translation adjustments was a loss of $24,836 and $25,648, respectively, and is the sole component of accumulated other comprehensive loss on our consolidated balance sheets. Currency translation adjustments are the result of the translation of our foreign subsidiaries’ financial statements that have a functional currency other than the U.S. dollar.

Interest Rate Risk
Our variable interest rate risk is limited to cash borrowings under our credit facilities which are subject to interest rates that fluctuate with market rates. This risk is partially mitigated due to the short term nature of these borrowings. There were no interest rate derivatives outstanding at June 30, 2012 and December 31, 2011.

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

Our financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Forward contracts	$-	$-	$-	$-	$-	$241	$-	$241

Financial liabilities:

Forward contracts	$-	$(444)	$-	$(444)	$-	$(738)	$-	$(738)

Forward contracts are valued using broker quotations or market transactions in either the listed or over-the counter markets. Management performs procedures to validate the information obtained from the broker quotations in calculating the ultimate fair values. As such, these derivative instruments are classified within Level 2.

EM HOLDINGS LLC, continued
The comparison of carrying value and estimated fair value of certain financial instruments are presented below:

	June 30, 2012		December 31, 2011
	Carrying value	Fair value	Carrying value	Fair value

EMC senior secured notes	$462,438	$458,025	$462,032	$404,550

The fair value of the EMC senior secured notes, excluding unamortized discount, has been estimated based upon market quotes approximating the fair value at the dates indicated.

The fair value amounts shown are not necessarily indicative of the amounts that we would realize upon disposition, nor do they indicate our intent or ability to dispose of the financial instrument. We believe that the carrying amounts of our other financial assets and liabilities approximate their fair values due to their short term nature.

14. Related Party Transactions
An employee pension fund of the ultimate parent company of one of our customers owns greater than 5%, on a fully-diluted ownership basis, of Edgen Group’s common shares. Sales to this customer for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Sales to related party	$13,247	$17,814	$26,460	$22,456

Accounts receivable due from this customer included in accounts receivable on our consolidated balance sheets at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
Accounts receivable from related party	$7,311	$10,858

Transactions with JCP
We made payments to JCP for reimbursement of certain expenses incurred while monitoring its investment in us as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Payments to JCP	$-	$18	$-	$18

Transactions with B&L Holdings and B&L (“B&L Entities”)
As stated in Note 1, as part of the Reorganization on May 2, 2012, we redeemed EMC’s ownership interest in B&L Holdings for an interest of substantially equivalent value in B&L Holdings’ operating subsidiary, B&L. For purposes of this footnote, we refer to transactions with B&L Holdings (our equity method investment prior to the Reorganization) and B&L (our equity method investment after the Reorganization) as “B&L Entities.”

In connection with the Reorganization, we, along with Edgen Group, EDG LLC, EMGH, EMC and B&L, became party to the Edgen Group Intragroup Services Agreement (“Service Agreement”) which allows each participant to provide, from time to time, information technology, human resources, risk management and insurance, tax compliance and planning, external reporting, treasury and loan compliance, legal and other services (in such capacity, the “Providing Participant”) to the one or more other participants who may desire to receive such services (in such capacity, the “Receiving Participant”). Such services are charged by the Providing Participant to the Receiving Participant in an amount equal to the fair market value of such services, plus any direct expenses paid by one participant on behalf of another.

We include amounts charged to B&L under the Service Agreement as an offset to our selling, general and administrative expenses. In general, reimbursement of amounts under the Service Agreement is either: (i) on an actual basis for direct expenses a participant may incur on another participant’s behalf (e.g., the purchase of office supplies); or (ii) based on an allocation of such charges between the various parties to the Service Agreement based on the estimated use of such services by each party (e.g. the allocation of general legal or accounting salaries based on estimates of time spent on each entity’s business and affairs).

Prior to entering into the Service Agreement discussed above, EMC was party to a service fee agreement with B&L Entities to provide certain general and administrative services, including, but not limited to, information technology support services, legal, treasury, tax, financial reporting and other administrative services, for a $2,000 annual fee and reimbursement of expenses.

EM HOLDINGS LLC, continued

Selling, general and administrative expense on the consolidated statements of operations includes the following amounts of this service fee:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Service fee	$500	$500	$1,000	$1,000

Reimbursable administrative expenses paid by us on behalf of B&L Supply, which are reimbursed by B&L Supply, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Reimbursable administrative exenses	$319	$10	$592	$34

In the normal course of business, we purchased $2 during the three and six months ended June 30, 2012 and $62 during the three and six months ended June 30, 2011 from B&L Entities. There were no sales to B&L Entities made by us during the three and six months ended June 30, 2012 and 2011.

At June 30, 2012 and December 31, 2011, we had $51 and $4, respectively, due from B&L Entities included in accounts receivable on our consolidated balance sheets.

15. Condensed Consolidating Financial Information
As stated in Note 1, as part of the Reorganization, we replaced EM II LP as the parent guarantor of the EMC senior secured notes. We (“Parent” in the tables below) fully and unconditionally guarantee the EMC senior secured notes. EMC (“Issuer” in the tables below) is 100% owned by us and is our only U.S. subsidiary. Our non-U.S. subsidiaries, including EMGH and its subsidiaries and EMC’s non-U.S. subsidiary, Edgen Murray Canada, Inc. (“EM Canada”), have not issued guarantees for the EMC senior secured notes and are referred to as the “Non-guarantor subsidiaries” in the condensed consolidating financial information presented below.

The following tables present the condensed consolidating financial information for Parent, Issuer and the Non-guarantor subsidiaries at June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011 and are presented to comply with the requirements of Rule 3-10 of Regulation S-X. The principal eliminating entries eliminate investments in subsidiaries and intercompany transactions.

EM HOLDINGS LLC, continued

Condensed Consolidating Balance Sheets

	June 30, 2012
	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated

ASSETS:
Cash and cash equivalents	$-	$1,647	$23,604	$-	$25,251
Accounts receivable - net	-	130,125	63,273	-	193,398
Intercompany accounts receivable	-	6,093	933	(7,026)	-
Inventory	-	164,666	82,830	-	247,496
Prepaid expenses and other current assets	-	4,015	3,457	-	7,472
Intercompany interest receivable	-	-	-	-	-

Total current assets	-	306,546	174,097	(7,026)	473,617
Property, plant and equipment- net	-	9,701	35,069	-	44,770
Distributions in excess of earnings and investment in subsidiaries	(137,280)	245,149	-	(107,869)	-
Goodwill	-	-	23,208	-	23,208
Other intangible assets- net	-	8,632	10,682	-	19,314
Other assets	-	16,077	1,655	(2,800)	14,932
Intercompany long term notes receivable	-	84,855	-	(84,855)	-
Investment in unconsolidated affiliate	-	11,897	-	-	11,897

Total assets	$(137,280)	$682,857	$244,711	$(202,550)	$587,738

LIABILITIES AND (DEFICIT) CAPITAL:
Accounts payable	$-	$95,395	$52,729	$-	$148,124
Intercompany accounts payable	-	782	6,254	(7,036)	-
Other current liabilities	-	40,274	13,389	-	53,663

Total current liabilities	-	136,451	72,372	(7,036)	201,787
Deferred tax liability- net	-	932	2,524	-	3,456
Other long term liabilities	2,807	599	726	(2,810)	1,322
Long term debt and capital lease	-	503,438	102,677	(84,855)	521,260

Total liabilities	2,807	641,420	178,299	(94,701)	727,825

Total (deficit) capital	(140,087)	41,437	66,412	(107,849)	(140,087)

Total liabilities and (deficit) capital	$(137,280)	$682,857	$244,711	$(202,550)	$587,738

EM HOLDINGS LLC, continued

	December 31, 2011
	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated

ASSETS:
Cash and cash equivalents	$-	$2,558	$23,660	$-	$26,218
Accounts receivable - net	-	118,277	80,386	-	198,663
Intercompany accounts receivable	-	12,899	2,516	(15,415)	-
Inventory	-	114,930	81,074	-	196,004
Prepaid expenses and other current assets	-	6,597	3,437	-	10,034
Intercompany interest receivable	-	4,874	-	(4,874)	-
Total current assets	-	260,135	191,073	(20,289)	430,919
Property, plant and equipment- net	-	9,666	35,844	-	45,510
Distributions in excess of earnings and investment in subsidiaries	(152,247)	61,111	-	91,136	-
Goodwill	-	-	22,965	-	22,965
Other intangible assets- net	-	11,334	14,113	-	25,447
Other assets	-	14,759	1,077	(2,800)	13,036
Intercompany long term notes receivable	-	84,855	-	(84,855)	-
Investment in unconsolidated affiliate	-	13,180	-	-	13,180

Total assets	$(152,247)	$455,040	$265,072	$(16,808)	$551,057

LIABILITIES AND (DEFICIT) CAPITAL:
Accounts payable	$-	$81,966	$65,236	$-	$147,202
Intercompany accounts payable	-	2,517	12,927	(15,444)	-
Other current liabilities	-	41,233	16,803	(4,838)	53,198
Total current liabilities	-	125,716	94,966	(20,282)	200,400
Deferred tax liability- net	-	932	3,612	-	4,544
Other long term liabilities	2,806	86	699	(2,808)	783
Long term debt and capital lease	-	480,554	104,684	(84,855)	500,383

Total liabilities	2,806	607,288	203,961	(107,945)	706,110

Total (deficit) capital	(155,053)	(152,248)	61,111	91,137	(155,053)

Total liabilities and (deficit) capital	$(152,247)	$455,040	$265,072	$(16,808)	$551,057

EM HOLDINGS LLC, continued

Condensed Consolidating Statements of Operations

	Three months ended June 30, 2012
	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated

SALES	$-	$181,169	$74,974	$(778)	$255,365
OPERATING EXPENSES:
Cost of sales (exclusive of depreciation and amortization shown below)	-	159,795	61,260	(778)	220,277
Selling, general and administrative expense	-	12,688	8,130	-	20,818
Depreciation and amortization expense	-	1,812	2,471	-	4,283
Total operating expenses	-	174,295	71,861	(778)	245,378
INCOME FROM OPERATIONS	-	6,874	3,113	-	9,987
OTHER INCOME (EXPENSE):
Deficit in loss of unconsolidated affiliate	-	(885)	-	-	(885)
Other income- net	-	23	(63)	-	(40)
Interest expense - net	-	(13,194)	(3,464)	-	(16,658)
Equity in earnings (losses) of subsidiaries	(7,654)	(466)	-	8,120	-
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(7,654)	(7,648)	(414)	8,120	(7,596)
INCOME TAX EXPENSE	-	7	48	-	55
NET INCOME (LOSS)	(7,654)	(7,655)	(462)	8,120	(7,651)
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-	3	-	3
NET INCOME (LOSS) ATTRIBUTABLE TO MEMBERSHIP INTEREST	$(7,654)	$(7,655)	$(465)	$8,120	$(7,654)

	Three months ended June 30, 2011
	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated

SALES	$-	$127,872	$96,694	$(2,017)	$222,549
OPERATING EXPENSES:
Cost of sales (exclusive of depreciation and amortization shown below)	-	109,701	78,596	(2,017)	186,280
Selling, general and administrative expense	18	11,722	6,553	-	18,293
Depreciation and amortization expense	-	2,774	2,529	-	5,303
Total operating expenses	18	124,197	87,678	(2,017)	209,876
INCOME (LOSS) FROM OPERATIONS	(18)	3,675	9,016	-	12,673
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated affiliate	-	993	-	-	993
Other income- net	-	372	5	-	377
Interest expense - net	-	(12,690)	(3,655)	-	(16,345)
Equity in earnings (losses) of subsidiaries	(3,904)	4,001	-	(97)	-
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(3,922)	(3,649)	5,366	(97)	(2,302)
INCOME TAX EXPENSE	-	256	1,310	-	1,566
NET INCOME (LOSS)	(3,922)	(3,905)	4,056	(97)	(3,868)
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-	54	-	54
NET INCOME (LOSS) ATTRIBUTABLE TO MEMBERSHIP INTEREST	$(3,922)	$(3,905)	$4,002	$(97)	$(3,922)

EM HOLDINGS LLC, continued

	Six months ended June 30, 2012
	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated

SALES	$-	$355,498	$180,023	$(2,480)	$533,041
OPERATING EXPENSES:
Cost of sales (exclusive of depreciation and amortization shown below)	-	315,268	147,716	(2,480)	460,504
Selling, general and administrative expense	-	24,735	14,856	-	39,591
Depreciation and amortization expense	-	3,927	4,932	-	8,859
Total operating expenses	-	343,930	167,504	(2,480)	508,954
INCOME FROM OPERATIONS	-	11,568	12,519	-	24,087
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated affiliate	-	316	-	-	316
Other income- net	-	54	10	-	64
Interest expense - net	-	(26,345)	(6,892)	-	(33,237)
Equity in earnings (losses) of subsidiaries	(10,142)	4,356	-	5,786	-
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(10,142)	(10,051)	5,637	5,786	(8,770)
INCOME TAX EXPENSE	-	92	1,267	-	1,359
NET INCOME (LOSS)	(10,142)	(10,143)	4,370	5,786	(10,129)
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-	13	-	13
NET INCOME (LOSS) ATTRIBUTABLE TO MEMBERSHIP INTEREST	$(10,142)	$(10,143)	$4,357	$5,786	$(10,142)

	Six months ended June 30, 2011
	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated

SALES	$-	$236,374	$176,069	$(4,332)	$408,111
OPERATING EXPENSES:
Cost of sales (exclusive of depreciation and amortization shown below)	-	205,592	143,888	(4,332)	345,148
Selling, general and administrative expense	18	22,282	12,342	-	34,642
Depreciation and amortization expense	-	5,577	5,018	-	10,595
Total operating expenses	18	233,451	161,248	(4,332)	390,385
INCOME (LOSS) FROM OPERATIONS	(18)	2,923	14,821	-	17,726
OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated affiliate	-	1,425	-	-	1,425
Other income- net	-	791	759	-	1,550
Interest expense - net	-	(25,149)	(7,316)	-	(32,465)
Equity in earnings (losses) of subsidiaries	(13,928)	6,179	-	7,749	-
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(13,946)	(13,831)	8,264	7,749	(11,764)
INCOME TAX EXPENSE	-	96	2,026	-	2,122
NET INCOME (LOSS)	(13,946)	(13,927)	6,238	7,749	(13,886)
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-	60	-	60
NET INCOME (LOSS) ATTRIBUTABLE TO MEMBERSHIP INTEREST	$(13,946)	$(13,927)	$6,178	$7,749	$(13,946)

EM HOLDINGS LLC, continued

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three months ended June 30, 2012
	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated
NET INCOME (LOSS)	$(7,654)	$(7,655)	$(462)	$8,120	$(7,651)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(1,826)	2	(1,836)	1,834	(1,826)
COMPREHENSIVE INCOME (LOSS)	(9,480)	(7,653)	(2,298)	9,954	(9,477)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-	3	-	3
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO MEMBERSHIP INTEREST	$(9,480)	$(7,653)	$(2,301)	$9,954	$(9,480)

	Three months ended June 30, 2011
	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated
NET INCOME (LOSS)	$(3,922)	$(3,905)	$4,056	$(97)	$(3,868)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(213)	4	(209)	205	(213)
COMPREHENSIVE INCOME (LOSS)	(4,135)	(3,901)	3,847	108	(4,081)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-	54	-	54
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO MEMBERSHIP INTEREST	$(4,135)	$(3,901)	$3,793	$108	$(4,135)

	Six months ended June 30, 2012
	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated
NET INCOME (LOSS)	$(10,142)	$(10,143)	$4,370	$5,786	$(10,129)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	812	4	819	(823)	812
COMPREHENSIVE INCOME (LOSS)	(9,330)	(10,139)	5,189	4,963	(9,317)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-	13	-	13
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO MEMBERSHIP INTEREST	$(9,330)	$(10,139)	$5,176	$4,963	$(9,330)

	Six months ended June 30, 2011
	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated
NET INCOME (LOSS)	$(13,946)	$(13,927)	$6,238	$7,749	$(13,886)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	2,853	37	2,877	(2,914)	2,853
COMPREHENSIVE INCOME (LOSS)	(11,093)	(13,890)	9,115	4,835	(11,033)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-	60	-	60
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO MEMBERSHIP INTEREST	$(11,093)	$(13,890)	$9,055	$4,835	$(11,093)

EM HOLDINGS LLC, continued

Condensed Consolidating Statements of Cash Flows

	Six months ended June 30, 2012
	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated
Net cash provided by (used in) operating activities	$-	$(45,719)	$2,644	$-	$(43,075)

Cash flows from investing activities:
Purchases of property, plant and equipment	-	(1,361)	(653)	-	(2,014)
Proceeds from sale of property, plant and equipment	-	8	29	-	37
Net cash used in investing activities	-	(1,353)	(624)	-	(1,977)

Cash flows from financing activities:
Deferred financing costs	-	(193)	(120)	-	(313)
Investment in Subsidiary	(23,758)	-	-	23,758	-
Contribution from Parent	23,758	23,758	-	(23,758)	23,758
Principal payments of long term debt and capital lease	-	-	(174)	-	(174)
Proceeds from EM revolving credit facility	-	255,068	(2,047)	-	253,021
Payments to EM revolving credit facility	-	(232,590)	-	-	(232,590)
Decrease in managed cash overdraft	-	-	(70)	-	(70)
Net cash provided by (used in) financing activities	-	46,043	(2,411)	-	43,632

Effect of exchange rate changes on cash	-	118	335	-	453
Net change in cash and cash equivalents	-	(911)	(56)	-	(967)
Cash and cash equivalents at beginning of period	-	2,558	23,660	-	26,218
Cash and cash equivalents at end of period	$-	$1,647	$23,604	$-	$25,251

	Six months ended June 30, 2011
	Parent	Issuer	Non-guarantor subsidiaries	Elimination and consolidation entries	Consolidated
Net cash provided by (used in) operating activities	$-	$(19,323)	$11,343	$-	$(7,980)

Cash flows from investing activities:
Purchases of property, plant and equipment	-	(197)	(2,337)	-	(2,534)
Proceeds from sale of property, plant and equipment	-	-	6,270	-	6,270
Net cash provided by (used in) investing activities	-	(197)	3,933	-	3,736

Cash flows from financing activities:
Principal payments of long term debt and capital lease	-	-	(218)	-	(218)
Proceeds from EM revolving credit facility	-	11,276	-	-	11,276
Payments to EM revolving credit facility	-	(11,276)	-	-	(11,276)
Increase (decrease) in managed cash overdraft	-	426	(299)	-	127
Net cash provided by (used in) financing activities	-	426	(517)	-	(91)

Effect of exchange rate changes on cash	-	74	425	-	499
Net change in cash and cash equivalents	-	(19,020)	15,184	-	(3,836)
Cash and cash equivalents at beginning of period	-	32,408	30,070	-	62,478
Cash and cash equivalents at end of period	$-	$32,482	$30,495	$-	$58,642

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend,” “can,” “continue,” “potential,” “predicts,” “will” and the negative of these terms or other comparable terminology. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, including the realization of revenue from our sales backlog, our business strategy and means to implement the strategy, our objectives, industry trends, the impact of the initial public offering, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs, borrowing availability under our revolving credit agreements and sources of liquidity.

Forward-looking statements are only predictions and are not guarantees of performance. You should not put undue reliance on our forward-looking statements. These statements are based on our management’s beliefs and assumptions, which, in turn, are based on currently available information. These assumptions could prove inaccurate. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those described in more detail under the section, Risk Factors, included in our Prospectus filed with the SEC on April 27, 2012; and (2) other announcements we make from time to time. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

SPECIAL NOTE REGARDING INDUSTRY AND MARKET DATA

This quarterly report on Form 10-Q contains estimates regarding market data which are based on our internal estimates, independent industry publications, reports by market research firms and/or other published independent sources. In each case, we believe and act as if those estimates are accurate, reasonable and reliable but have not independently verified the accuracy of any such third party information. However, market data is subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market data.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated/combined consolidated financial statements and the related notes to the financial statements of Edgen Group Inc. (“Edgen Group”) and EM Holdings LLC (“EM Holdings”) included elsewhere in this Form 10-Q, and the audited consolidated financial statements and accompanying notes included in our prospectus filed with the SEC on April 27, 2012. References to “we,” “us” and “our” within Item 2, Item 3, Item 4 and Part II of this Form 10-Q refer to Edgen Group and its consolidated subsidiaries. Edgen Group’s consolidated financial information includes the results of its subsidiary registrant, EM Holdings. EM Holdings comprises 100% of Edgen Group’s E&I segment, except that Edgen Group’s E&I segment eliminates EM Holdings’ equity method investment in B&L. The presentation and discussion of Edgen Group’s E&I segment’s results of operations within this Item 2 constitutes EM Holdings’ management’s narrative analysis of the results of operations as required by General Instruction H (2) of Form 10-Q. Because EM Holdings meets the requirements of General Instruction H (2) to Form 10-Q, certain information otherwise required to be presented with respect to EM Holdings has been omitted.

The following discussion and analysis of our financial condition and results of operations contains forward-looking statements within the meaning of the federal securities laws. See “Cautionary Statement Regarding Forward-Looking Statements”.

Overview of Business

General
We are a leading global distributor of our suppliers’ manufactured products and earn revenue from the sale of specialty products to the energy sector. We primarily serve customers that operate in the upstream, midstream and downstream end-markets for oil and natural gas. We also serve power generation, civil construction and mining applications, which have a similar need for our technical expertise in specialized steel and specialty steel products. We have operations in the U.S., Canada, Brazil, the U.K., Singapore, India, France, the United Arab Emirates (“UAE”) and Saudi Arabia and sales representative offices in Australia, China, South Korea and Indonesia. Our headquarters are located in Baton Rouge, Louisiana. We manage our business in two reportable segments: Energy and Infrastructure (“E&I”) and Oil Country Tubular Goods (“OCTG”).

Our revenues are predominantly derived from the sale of specialty steel products which are primarily used by the energy sector for capital expenditures and maintenance, repair and operations (“MRO”). As a result, our business is cyclical and substantially dependent upon conditions in the energy industry and, in particular, the willingness by our customers to make capital expenditures for the exploration and production, gathering and transmission, refining and processing of oil and natural gas.

The factors affecting our business, as well as our revenue sources, pricing, and our principal costs and expenses have not materially changed from those disclosed in our Prospectus filed with the SEC on April 27, 2012.

Significant Recent Developments

Initial Public Offering and Reorganization
On May 2, 2012, we completed an initial public offering (“IPO”) of 15,000,000 shares of Class A common stock at a price of $11.00 per share, which generated net proceeds of approximately $149.3 million after deducting underwriting discounts, expenses and transaction costs. We used these net proceeds to purchase newly issued membership units of EDG Holdco LLC (“EDG LLC”), which EDG LLC used to repay certain indebtedness of its subsidiaries, Edgen Murray Corporation (“EMC”) and Bourland & Leverich Supply Co. LLC (“B&L”). See “Liquidity and Capital Resources” within this Item 2 for more information regarding our use of proceeds received from the IPO.

Immediately prior to the IPO, we completed a series of transactions (the “Reorganization”) which resulted in our consolidation of the historical businesses of Edgen Murray II, L.P. (“EM II LP”) and Bourland and Leverich Holdings LLC (“B&L Holdings”). The Reorganization was accounted for as a transaction between entities under common control which requires us to present our financial information as if the Reorganization had occurred for all periods that the combined entities were under common control. As such, all financial information included within this Item 2 for periods prior to the IPO reflect the combined operations of the historical businesses of EM II LP and B&L Holdings.

Customer and Supplier Concentration
Our ten largest customers and ten largest suppliers represented the following percentages of our sales and product purchases for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Top 10 customers as a percentage of sales	37%	39%	34%	37%
Top 10 suppliers as a percentage of product purchases	67%	65%	67%	62%

During the three months ended June 30, 2011, our largest customer accounted for 10% of our total sales. No one customer accounted for more than 10% of our sales during the three and six months ended June 30, 2012 or the six months ended June 30, 2011.

During the three and six months ended June 30, 2012 and 2011, our largest supplier accounted for the following percentages of our total purchases:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Percentage of total purchases derived from single largest supplier	28%	24%	27%	25%

The oil and natural gas industry continues to comprise the majority of our business. During the three and six months ended June 30, 2012 and 2011, we derived the following percentage of our sales from customers in the oil and natural gas industry:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Percentage of sales derived from the oil and natural gas industry	94%	90%	93%	88%

The table below presents the percentage of our sales during the three and six months ended June 30, 2012 and 2011 that originated in subsidiaries outside of the U.S.  These percentages do not reflect sales originating in the U.S. that are delivered to customers outside of the U.S.:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Percentage of sales originated outside of the U.S.	15%	23%	18%	23%

Sales Backlog
The table below presents our sales backlog at the dates indicated:

(in millions)	June 30, 2012	December 31, 2011	June 30, 2011
Sales backlog	$405	$353	$430

Sales backlog at June 30, 2012 is comprised primarily of sales orders related to: (1) the construction of offshore high performance multi-purpose platform, or jack-up, oil rigs; (2) oil and natural gas gathering and storage systems; and (3) other offshore exploration and production infrastructure. Sales backlog also includes orders related to offshore renewable energy projects, refinery upgrades and turnarounds and civil infrastructure projects.

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

Results of Operations

Overview
Our business is highly dependent on the conditions in the energy industry and, in particular, our customers’ willingness to make capital expenditures for oil and natural gas infrastructure. Certain key indicators in the energy industry which we believe have impacted our operating results for the three and six months ended June 30, 2012 and 2011 include worldwide total rig count and oil and natural gas prices, which we believe are highly correlated with the oil and natural gas-related capital and maintenance spending of our customers.

While total worldwide rig count increased during both the three and six months ended June 30, 2012 compared to June 30, 2011, the continued decrease in natural gas prices during the period has shifted a greater portion of exploration and production away from natural gas and toward oil. This greater emphasis on oil exploration and production, particularly in shale formations in the U.S. which typically require more sophisticated technology and specialized products, has caused a shift in our oil country tubular goods product sales mix toward higher priced alloy products used for well completion. Additionally, increased shale oil and natural gas production has resulted in increased line pipe sales to the North American midstream energy market as the gathering systems and transmission infrastructure necessary to gather and transport oil and natural gas products is constructed.

Three months ended June 30, 2012 compared to three months ended June 30, 2011
The following tables compare sales and income (loss) from operations for the three months ended June 30, 2012 and 2011. The period-to-period comparisons of financial results are not necessarily indicative of future results. We define “NM” as not meaningful.

Sales

	Three months ended June 30,
(in millions, except percentages)	2012	2011	$ Change	% Change
E&I	$255.4	$222.6	$32.8	15%
OCTG	241.1	192.6	48.5	25%
Eliminations	-	(0.1)	0.1	NM
Total	$496.5	$415.1	$81.4	20%

Consolidated. For the three months ended June 30, 2012, consolidated sales increased $81.4 million, or 20%, to $496.5 million compared to $415.1 million for the three months ended June 30, 2011. Despite a decrease in average commodity prices for the period and uncertain economic conditions in Europe, we had significant organic sales growth due to increased average worldwide rig count, increased market share and improved product sales mix within our OCTG segment and the continued worldwide spending by our customers for oil and natural gas infrastructure. The majority of our sales increase occurred in the U.S. and was driven by increased sales volumes and improved product sales mix of our oil country tubular goods and by increased sales volumes of our oil gathering and transmission products in the midstream energy market.

E&I. For the three months ended June 30, 2012, E&I sales increased $32.8 million, or 15%, to $255.4 million compared to $222.6 million for the three months ended June 30, 2011. Sales increases due to higher sales volumes and moderate price increases within the midstream energy market, primarily in the U.S., were partially offset by a decline in sales volumes in Europe due to reduced project activity as a result of significant economic uncertainty in the region.

OCTG. For the three months ended June 30, 2012, OCTG sales increased $48.5 million, or 25%, to $241.1 million compared to $192.6 million for the three months ended June 30, 2011. Our sales increase was due to increased sales volumes driven by increased market share and higher average rig count during the period, particularly oil rigs in U.S. shale formations, and by an improved product sales mix of specialized alloy products required for horizontal oil and natural gas well drilling and completion.

Income (loss) from operations

	Three months ended June 30,
(in millions, except percentages)	2012	2011	$ Change	% Change
E&I	$13.2	$14.2	$(1.0)	(7%)
OCTG	12.9	12.5	0.4	3%
Corporate	(3.7)	(2.6)	(1.1)	42%
Total	$22.4	$24.1	$(1.7)	(7%)

Consolidated. For the three months ended June 30, 2012, consolidated income from operations decreased $1.7 million, or 7%, to $22.4 million compared to $24.1 million for the three months ended June 30, 2011. The decrease in consolidated income from operations is primarily attributable to higher selling, general and administrative expenses partially offset by increased gross profit from increased sales volumes and the product sales mix change discussed above. Selling, general and administrative expenses were 5.7% of sales for the three months ended June 30, 2012 compared to 5.3% of sales for the three months ended June 30, 2011 and included a charge of $3.0 million due to the acceleration of the vesting period for certain equity-based awards.

E&I. For the three months ended June 30, 2012, E&I income from operations decreased $1.0 million, or 7%, to $13.2 million compared to $14.2 million for the three months ended June 30, 2011. Offsetting the increase in gross profit from increased sales volumes are higher selling, general and administrative expenses of $1.4 million due mainly to increased staffing and other expenses to support our sales growth, the expansion of our international offices and higher employee related variable expenses.

OCTG. For the three months ended June 30, 2012, OCTG income from operations increased $0.4 million, or 3%, to $12.9 million compared to $12.5 million for the three months ended June 30, 2011. The increase in income from operations was driven primarily by increased gross profit from higher sales volumes and an improved product sales mix. Selling, general and administrative expenses increased $3.8 million, $3.0 million of which was associated with the acceleration of the vesting period for certain equity-based awards previously granted to segment employees.

Corporate. For the three months ended June 30, 2012, Corporate loss from operations increased $1.1 million, or 42%, to $3.7 million compared to $2.6 million for the three months ended June 30, 2011. The increase in loss from operations was driven primarily by increased staffing and other expenses related to the support of our sales growth and expenses associated with becoming a publicly traded company.

Other income (expense)
The following table displays our interest expense–net, loss on prepayment of debt and income tax expense (benefit) for the three months ended June 30, 2012 and 2011.

	Three months ended June 30,
(in millions, except percentages)	2012	2011	$ Change	% Change
Interest expense-net	$(19.5)	$(22.1)	$2.6	(12%)
Loss on prepayment of debt	(17.0)	-	(17.0)	NM
Income tax expense (benefit)	(0.2)	1.6	$(1.8)	NM

Interest expense–net
Interest expense–net for the three months ended June 30, 2012 and 2011 was $19.5 million and $22.1 million, respectively. Interest expense–net includes: (i) interest on the EMC senior secured notes, the BL term loan and the Seller Note; (ii) amortization of deferred financing costs and original issue discount; (iii) interest associated with a capital lease in the U.K; and (iv) interest expense related to borrowings and to fees associated with the utilization of our revolving credit facilities for trade finance instruments issued in support of our normal business operations. The decrease in interest expense is due to lower outstanding debt during the period due to the repayment of certain indebtedness using net proceeds from the IPO.

Loss on prepayment of debt
Loss on prepayment of debt of $17.0 for the three months ended June 30, 2012 is the result of our early repayment of the BL term loan and partial repayment of the Seller Note with net proceeds received from the IPO. In connection with these repayments, we incurred a prepayment penalty of $8.9 million and wrote off $8.1 million in unamortized discounts and deferred debt issuance costs.

Income tax expense (benefit)
Due to the organizational structure of our subsidiaries, some of which are pass-through entities for income tax purposes, and others which are corporations, the effective tax rate calculated from our consolidated/combined consolidated financial statements is not indicative of our actual effective tax rate, which is a combination of the effective tax rates of our taxable subsidiaries, adjusted for our ownership percentage of each subsidiary.

Our effective tax rate for the three months ended June 30, 2012 was approximately 1% resulting in income tax benefit of $0.2 million compared to income tax expense of $1.6 million and an effective tax rate of approximately 61% for the three months ended June 30, 2011. The income tax expense for the three months ended June 30, 2012 reflects taxable income at an annualized estimated effective tax rate of approximately 17%.

Prior to the IPO and the Reorganization, we did not incur tax on the income earned by the subsidiary that comprises our OCTG segment because that subsidiary was a pass-through entity for income tax purposes. As a result of the Reorganization, we now incur tax expense associated with this segment. Additionally, we did not recognize a tax benefit for taxable losses generated in our E&I segment by our U.S. operations during the three months ended June 30, 2012 and 2011 due to a valuation allowance that has been established against any tax benefits related to these taxable losses.  As a result, any tax benefits from our E&I U.S. operations were excluded in deriving our estimated annual effective tax rate for the three months ended June 30, 2012 and 2011.

Six months ended June 30, 2012 compared to six months ended June 30, 2011
The following tables compare sales and income (loss) from operations for the six months ended June 30, 2012 and 2011. The period-to-period comparisons of financial results are not necessarily indicative of future results. We define “NM” as not meaningful.

Sales

	Six months ended June 30,
(in millions, except percentages)	2012	2011	$ Change	% Change
E&I	$533.0	$408.1	$124.9	31%
OCTG	469.3	334.1	135.2	40%
Eliminations	-	(0.1)	0.1	NM
Total	$1,002.3	$742.1	$260.2	35%

Consolidated. For the six months ended June 30, 2012, consolidated sales increased $260.2 million, or 35%, to $1.0 billion compared to $742.1 million for the six months ended June 30, 2011. Our sales growth, all of which was organic, was primarily driven by increased sales volumes due to continued increased worldwide oil and natural gas development activity. Our largest sales increases were in the U.S., driven by increased sales volumes and an improved product sales mix of our oil country tubular good products in connection with oil and natural gas development and transmission in North American shale formations and by increased sales volumes in all of our markets, particularly the midstream and upstream energy markets.

E&I. For the six months ended June 30, 2012, E&I sales increased $124.9 million, or 31%, to $533.0 million compared to $408.1 million for the six months ended June 30, 2011. Sales increased across all of our markets, with the most significant increases occurring in the midstream energy market in the U.S. and the upstream energy markets in the U.S. and Asia Pacific (“APAC”) regions. This sales increase was partially offset by a decline in sales volumes in Europe due to lower project activity as a result of significant economic uncertainty in the region.

OCTG. For the six months ended June 30, 2012, OCTG sales increased $135.2 million, or 40%, to $469.3 million compared to $334.1 million for the six months ended June 30, 2011 due to (i) increased sales volumes driven by increased market share, higher average onshore North American rig count during the period and favorable oil prices; and (ii) an improved product sales mix as sales volume of our alloy products increased by 49%.

Income (loss) from operations

	Six months ended June 30,
(in millions, except percentages)	2012	2011	$ Change	% Change
E&I	$30.5	$21.3	$9.2	43%
OCTG	26.4	21.0	5.4	26%
Corporate	(7.4)	(4.5)	(2.9)	64%
Total	$49.5	$37.8	$11.7	31%

Consolidated. For the six months ended June 30, 2012, consolidated income from operations increased $11.7 million, or 31%, to $49.5 million compared to $37.8 million for the six months ended June 30, 2011. The increase in consolidated income from operations is primarily attributable to increased gross profit driven by increased sales volumes discussed above, partially offset by higher selling, general and administrative expenses. Selling, general and administrative expenses were 5.1% of sales for the six months ended June 30, 2012 compared to 5.6% of sales for the six months ended June 30, 2011.

E&I. For the six months ended June 30, 2012, E&I income from operations increased $9.2 million, or 43%, to $30.5 million compared to $21.3 million for the six months ended June 30, 2011. The increase in income from operations is due to increases in gross profit across all of our market segments, with the largest increases occurring within the upstream and midstream energy markets. Gross margins were slightly down for the period due to an unfavorable sales mix of lower margin products to the midstream energy market. Partially offsetting the increase in gross profit for the period was an increase in our selling, general and administrative expenses of 2.1 million due mainly to increased staffing and other expenses to support our sales growth and expansion of our international offices and higher employee related variable expenses.

OCTG. For the six months ended June 30, 2012, OCTG income from operations increased $5.4 million, or 26%, to $26.4 million compared to $21.0 million for the six months ended June 30, 2011. The increase in income from operations was driven primarily by increased gross profit from higher sales volumes and an improved product mix, partially offset by an increase in selling, general and administrative expenses of $4.6 million, $3.0 million of which was associated with the acceleration of the vesting period for certain equity-based awards previously granted to segment employees.

Corporate. For the six months ended June 30, 2012, Corporate loss from operations increased $2.9 million, or 64%, to $7.4 million compared to $4.5 million for the six months ended June 30, 2011. The increase in loss from operations was driven primarily by increased staffing and other expenses related to the support of our sales growth and expenses associated with becoming a publicly traded company.

Other income (expense)
The following table displays our interest expense–net, loss on prepayment of debt and income tax expense (benefit) for the six months ended June 30, 2012 and 2011.

	Six months ended June 30,
(in millions, except percentages)	2012	2011	$ Change	% Change
Interest expense-net	$(41.6)	$(43.8)	$2.2	(5%)
Loss on prepayment of debt	(17.0)	-	(17.0)	NM
Income tax expense	1.1	2.1	(1.0)	(48%)

Interest expense–net
Interest expense–net for the six months ended June 30, 2012 and 2011 was $41.6 million and $43.8 million, respectively. Interest expense–net includes: (i) interest on the EMC senior secured notes, the BL term loan and the Seller Note; (ii) amortization of deferred financing costs and original issue discount; (iii) interest associated with a capital lease in the U.K; and (iv) interest expense related to borrowings and to fees associated with the utilization of our revolving credit facilities for trade finance instruments issued in support of our normal business operations. The decrease in interest expense is due to lower outstanding debt during the period due to the repayment of certain indebtedness using net proceeds from the IPO.

Loss on prepayment of debt
Loss on prepayment of debt of $17.0 million for the six months ended June 30, 2012 is the result of our early repayment of the BL term loan and partial repayment of the Seller Note with net proceeds received from the IPO. In connection with these repayments, we incurred a prepayment penalty of $8.9 million and wrote off $8.1 million in unamortized discounts and deferred debt issuance costs.

Income tax expense (benefit)
Due to the organizational structure of our subsidiaries, some of which are pass-through entities for income tax purposes, and others which are corporations, the effective tax rate calculated from our consolidated/combined consolidated financial statements is not indicative of our actual effective tax rate, which is a combination of the effective tax rates of our taxable subsidiaries, adjusted for our ownership percentage of each subsidiary.

Our effective tax rate for the six months ended June 30, 2012 was approximately (13%) resulting in income tax expense of $1.1 million compared to income tax expense of $2.1 million which is an effective tax rate of approximately (50%) for the six months ended June 30, 2011. The income tax expense for the six months ended June 30, 2012 reflects taxable income at an annualized estimated effective tax rate of approximately 17%.

Prior to the IPO and the Reorganization, we did not incur tax on the income earned by the subsidiary that comprises our OCTG segment because that subsidiary was a pass-through entity for income tax purposes. As a result of the Reorganization, we now incur tax expense associated with this segment. Additionally, we did not recognize a tax benefit for taxable losses generated in our E&I segment by our U.S. operations during the six months ended June 30, 2012 and 2011 due to a valuation allowance that has been established against any tax benefits related to these taxable losses.  As a result, any tax benefits from our E&I U.S. operations were excluded in deriving our estimated annual effective tax rate for the six months ended June 30, 2012 and 2011.

Liquidity and Capital Resources

Overview
At June 30, 2012 we had $25.4 million of unrestricted cash on hand and $144.3 million of combined available credit under our revolving credit facilities. Actual credit availability under our revolving credit facilities fluctuates because it is subject to a borrowing base limitation that is calculated based on a percentage of eligible trade accounts receivable and inventories, the balances of which fluctuate, and is subject to discretionary reserves, revaluation adjustments, and sublimits as defined by each respective revolving credit facility agreement. Our primary cash requirements, in addition to normal operating expenses and debt service, are for working capital, capital expenditures and business acquisitions. We expect to finance our operations through cash flows generated from operations and from borrowings under our credit facilities. We expect to finance any business acquisitions through one or more of the following: cash on hand; the use of operating cash flows; borrowings under our revolving credit facilities; proceeds from divestitures; and the issuance of additional equity and debt securities. Our debt service requirements are expected to be funded by operating cash flows or refinancing arrangements, but may also be funded through the issuance of additional equity securities.

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

Long Term Debt
At June 30, 2012 our total indebtedness, including capital leases, was $614.8 million. Significant changes to our long term debt during the six months ended June 30, 2012 are presented below:

Amendment to EM Revolving Credit Facility
On April 10, 2012, we entered into a seventh amendment (“Seventh Amendment”) to the EM revolving credit facility. The Seventh Amendment permits EM Pte to incur up to $10.0 million of additional indebtedness secured by a warehouse facility owned by EM Pte in Singapore and increases the unused line fee payable to the Singapore administrative agent and the Singapore collateral agent under the EM revolving credit facility from 0.50% to 0.65%. Additionally, the Seventh Amendment (i) permitted us to effect the Reorganization to facilitate the IPO; (ii) released EM II LP from its obligations under the EM revolving credit facility; and (iii) provided for certain other conforming and definitional changes.

Amendment to BL Revolving Credit Facility
On May 2, 2012, we entered into an amendment and restatement (“BL Amendment”) of the BL revolving credit facility. The BL Amendment (i) permitted us to effect the Reorganization to facilitate the IPO; (ii) released B&L Holdings from its obligations under the BL revolving credit facility; and (iii) provided for certain other conforming and definitional changes.

Borrowings under our Revolving Credit Facilities
At June 30, 2012, utilization under our revolving credit facilities was as follows:

	EM revolving credit facility						BL revolving	Total revolving
	EMC	EM Canada	EM Europe	EM Pte	Total	EM FZE facility	credit facility	credit facilities
Total availability at June 30, 2012	$146.9	$2.3	$30.2	$15.0	$194.4	$5.0	$75.0	$274.4
Less: cash borrowings	(41.0)	-	-	-	(41.0)	-	(51.5)	(92.5)
Less: trade finance instruments	(18.0)	-	(9.1)	(5.3)	(32.4)	(1.8)	-	(34.2)
Less: reserves	(1.5)	(0.1)	(1.8)	-	(3.4)	-	-	(3.4)
Net availability at June 30, 2012	$86.4	$2.2	$19.3	$9.7	$117.6	$3.2	$23.5	$144.3

Debt Repayment
On May 2, 2012, with the net proceeds received from the IPO, we repaid (i) the remaining principal balance of $104.5 million, accrued interest of $1.2 million and a prepayment penalty of $8.9 million of the BL term loan; (ii) $11.0 million of principal and accrued interest associated with the Seller Note; and (iii) $23.8 million of the amount outstanding under the EM revolving credit facility.

Debt Restrictions and Covenants
We were in compliance with all applicable financial, affirmative and negative covenants under our various debt agreements during the six months ended June 30, 2012.

Equity
On May 2, 2012, we completed an IPO of 15,000,000 shares of Class A common stock at a price of $11.00 per share, which generated net proceeds of approximately $149.3 million after deducting underwriting discounts, expenses and transaction costs. We used these net proceeds to purchase newly issued membership units of EDG LLC, which EDG LLC used to repay certain indebtedness of its subsidiaries, EMC and B&L.

Statements of Cash Flows Data
The following table highlights the significant period to period variances in our cash flow amounts:

	Six months ended June 30,
(in millions)	2012	2011
Cash flows provided by (used in) activities:
Cash flows provided by (used in) operating activities	$(59.4)	$0.4
Cash flows provided by (used in) investing activities	(2.0)	3.6
Cash flows provided by (used in) financing activities	60.0	(8.7)
Effect of exchange rate changes on cash and cash equivalents	0.5	0.5
Net change in cash and cash equivalents	(0.9)	(4.2)
Cash and cash equivalents-beginning of period	26.3	62.9
Cash and cash equivalents-end of period	$25.4	$58.7

Operating activities. Net cash outflows from operating activities were $59.4 million for the six months ended June 30, 2012 compared to net cash inflows of $0.4 million for the six months ended June 30, 2011. The increase in cash used in operating activities for the six months ended June 30, 2012 is primarily due to cash used for inventory purchases to support increased sales volumes.

Investing activities. Excluding the proceeds of $6.3 million received from the sale of our former Singapore sales and distribution facility in January 2011, net cash used in investing activities remained flat between periods.

Financing activities. Net cash provided by financing activities was $60.0 million for the six months ended June 30, 2012 compared to cash outflows of $8.7 million for the six months ended June 30, 2011. The change in cash provided by financing activities for the six months ended June 30, 2012 compared to June 30, 2011 is primarily due to increased net borrowings under our revolving credit facilities to support increased working capital requirements as a result of increased sales.

Off-Balance Sheet Transactions
In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and payment guarantees. No liabilities related to these arrangements are reflected in our condensed consolidated balance sheets, and we do not expect any material adverse effect on our financial condition, results of operations and/or cash flows to result from these off-balance sheet arrangements.

At June 30, 2012 and December 31, 2011, we had the following outstanding guarantees:

	June 30, 2012	December 31, 2011
Maximum potential obligations (undiscounted)	$29.6	$30.7
Guaranteed commitments outstanding	25.7	27.4

Commitments and Contractual Obligations
Our commitments and contractual obligations principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations. The information presented in the table below reflects our estimate of these contractual maturities of our obligations:

	Payments due by period ending December 31,
(in millions)	2012 (remaining)	2013	2014 and 2015	2016 and 2017	Thereafter	Total
Contractual Obligations—
EMC senior secured notes (1)	$28.5	$57.0	$550.4	$-	$-	$635.9
EM revolving credit facility (2)	0.9	1.9	41.7	-	-	44.5
BL revolving credit facility (3)	1.2	1.2	54.3	-	-	56.7
Seller Note (4)	-	0.4	0.8	1.0	76.8	79.0
Capital lease (5)	1.1	2.2	4.3	4.3	27.6	39.5
Operating lease obligations	2.2	3.7	4.0	0.7	0.4	11.0
Purchase commitments (6)	452.2	-	-	-	-	452.2
Derivative instruments—
Foreign currency exchange contracts (7)	41.1	-	-	-	-	41.1
Total	$527.2	$66.4	$655.5	$6.0	$104.8	$1,359.9

(1)	Includes $465.0 million of aggregate principal amount and approximately $57.0 million of annual interest expense associated with the EMC senior secured notes.
(2)
Includes $41.0 million of cash borrowings outstanding under the EM revolving credit facility and the related estimated interest payment obligations calculated using an interest rate of 4.55%, our weighted average interest rate paid for cash borrowings during the six months ended June 30, 2012.

(3)
Includes $51.5 million of cash borrowings outstanding under the BL revolving credit facility and the related estimated interest payment obligations calculated using an interest rate of 4.46%, our weighted average interest rate paid for cash borrowings during the six months ended June 30, 2012.

(4)
Includes $45.9 million of combined principal and accrued interest associated with the Seller Note. The Seller Note accrues compounding interest at a rate of 8.0%, a portion of which is added to the Seller Note balance to be paid at maturity on August 19, 2019.

(5)	Includes interest obligations of 9.84%, the implicit interest rate under our Newbridge, Scotland facility capital lease.
(6)
Includes purchase commitments for stock inventory and inventory for existing orders from our customers. We enter into purchase commitments on an as-needed basis, typically daily, but these commitments generally do not extend beyond one year.

(7)	Represents the notional value of foreign currency contracts to purchase and sell foreign currencies at specified forward rates in connection with our foreign currency hedging policy.

Critical Accounting Policies
The accounting policies and related estimates that we believe are the most critical to understanding our condensed consolidated/combined consolidated financial statements, financial condition and results of operations and those that require management judgment and assumptions or involve uncertainties are disclosed in the Prospectus filed with the SEC on April 27, 2012 (for Edgen Group) and in EM II LP’s annual report on Form 10-K for the year ended December 31, 2011 (“2011 10-K”) (for EM Holdings). There have been no material changes to these critical accounting policies and related estimates during the six months ended June 30, 2012 for either Edgen Group or EM Holdings.

Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 2 to the condensed consolidated/combined consolidated financial statements of Edgen Group and the condensed consolidated financial statements of EM Holdings included in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of operations, Edgen Group is exposed to market risks arising from adverse changes in interest rates on its variable rate debt and foreign exchange rate risk related to its foreign operations and foreign currency transactions. Market risk is defined for these purposes as the potential change in the fair value of financial assets or liabilities resulting from an adverse movement in interest rates or foreign exchange rates. There have been no material changes to these market risks from that which was disclosed in Edgen Group's Prospectus filed with the SEC on April 27, 2012. For a further discussion of Edgen Group's derivative instruments and their fair values, see Notes 14 and 15 to the condensed consolidated/combined consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
During the period covered by this report, an evaluation was performed by the management of Edgen Group and EM Holdings, under the supervision and with the participation of each of their President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures of Edgen Group and EM Holdings pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, each President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures at June 30, 2012 are effective in ensuring that information required to be disclosed in the reports Edgen Group and EM Holdings file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the management of Edgen Group and EM Holdings, including their President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting
There have been no changes in the internal controls over financial reporting of Edgen Group or EM Holdings during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, Edgen Group and EM Holdings are party to various claims and legal proceedings related to their respective businesses. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management of each entity believes the resolution of such uncertainties and the incurrence of such costs will not have a material effect on the condensed consolidated financial position, results of operations and/or cash flows of Edgen Group or EM Holdings. For information regarding any pending or threatened litigation, see Note 12 to the condensed consolidated/combined consolidated financial statements of Edgen Group and Note 11 to the condensed consolidated financial statements of EM Holdings included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
There have been no material changes to the risk factors of Edgen Group or EM Holdings disclosed in our Prospectus filed with the SEC on May 2, 2012 (for Edgen Group) or the 2011 10-K (for EM Holdings).

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

EDGEN GROUP INC. EM HOLDINGS LLC

Dated: August 6, 2012	/s/	Daniel J. O’Leary
Daniel J. O’Leary
Chief Executive Officer and President

Dated: August 6, 2012	/s/	David L. Laxton, III
David L. Laxton, III
Chief Financial Officer

EXHIBIT
INDEX

Exhibit	Title
31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema

101.CAL	XBRL Calculation Linkbase

101.DEF	XBRL Definition Linkbase

101.LAB	XBRL Label Linkbase

101.PRE	XBRL Presentation Linkbase