Form 10-Q
period 2012-09-30
Edgen Group Inc.
filed 2012-11-09
CIK 1537951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________

FORM 10-Q
___________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
___________________________________________
EDGEN GROUP INC.
(Exact name of registrant as specified in its charter)
___________________________________________

Commission File Number	State of Incorporation	IRS Employer Identification No.
001-35513	Delaware	38-3860801

18444 Highland Road
Baton Rouge, Louisiana 70809
(225) 756-9868
(Registrant's address of principal executive offices and telephone number)
___________________________________________
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐	No ☒

The number of shares outstanding of the registrant’s common stock at October 29, 2012 is shown below:

Class and Par Value	Number of Shares Outstanding
Class A common stock, $0.0001 par value	18,048,062
Class B common stock, $0.0001 par value	24,343,138

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
EDGEN GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED/COMBINED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,157	$26,269
Accounts receivable - net of allowance for doubtful accounts of $2,548 and $2,056, respectively	301,565	261,155
Inventory	383,792	339,371
Prepaid expenses and other current assets	11,603	10,443
Total current assets	716,117	637,238
PROPERTY, PLANT AND EQUIPMENT - NET	46,357	46,647
GOODWILL	23,894	22,965
OTHER INTANGIBLE ASSETS - NET	152,351	172,036
OTHER ASSETS	14,333	21,854
TOTAL ASSETS	$953,052	$900,740

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Managed cash overdrafts	$7,798	$6,488
Accounts payable	198,571	223,428
Accrued interest payable	12,860	26,982
Current portion of long term debt and capital lease	401	19,244
Accrued expenses and other current liabilities	47,209	31,787
Total current liabilities	266,839	307,929
DEFERRED TAX LIABILITY - NET	2,957	4,544
OTHER LONG TERM LIABILITIES	1,328	783
REVOLVING CREDIT FACILITIES	88,200	37,523
LONG TERM DEBT AND CAPITAL LEASE	523,564	627,078
Total liabilities	882,888	977,857
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Class A common stock; 18,048,062 shares issued and outstanding at September 30, 2012	2	—
Class B common stock; 24,343,138 shares issued and outstanding at September 30, 2012	2	—
Additional paid in capital	162,862	—
Retained deficit	(30,511)	—
Accumulated other comprehensive loss	(9,423)	—
Total stockholders' equity	122,932	—
PREDECESSOR NET DEFICIT:
Net deficit	—	(51,799)
Accumulated other comprehensive loss	—	(25,648)
Total predecessor net deficit	—	(77,447)
NON-CONTROLLING INTEREST	(52,768)	330
Total equity (deficit)	70,164	(77,117)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$953,052	$900,740

 See accompanying notes to unaudited condensed consolidated/combined consolidated financial statements.

EDGEN GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED/COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012		2011
SALES	$534,624	$457,166	$1,536,953		$1,199,282
OPERATING EXPENSES:
Cost of sales (exclusive of depreciation and amortization shown below)	469,932	398,867	1,355,186		1,043,516
Selling, general and administrative expense	25,171	25,105	76,606		66,961
Depreciation and amortization expense	7,905	8,933	24,031		26,781
Total operating expenses	503,008	432,905	1,455,823		1,137,258
INCOME FROM OPERATIONS	31,616	24,261	81,130		62,024
OTHER INCOME (EXPENSE):
Other income (expense)- net	(366)	71	109		1,857
Loss on prepayment of debt	—	—	(17,005)		—
Interest expense - net	(18,331)	(20,733)	(59,899)		(64,517)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	12,919	3,599	4,335		(636)
INCOME TAX EXPENSE	2,535	1,193	3,674		3,315
NET INCOME (LOSS)	$10,384	$2,406	$661		$(3,951)

NET INCOME (LOSS) ATTRIBUTABLE TO:
Predecessor	$—	$2,240	$4,858		$(4,177)
Non-controlling interest	6,498	166	(2,008)		226
Edgen Group Inc.	3,886	—	(2,189	) *	—

EDGEN GROUP INC. EARNINGS (LOSS) PER SHARE:
Basic	$0.22		$(0.12	) *
Diluted	0.21		(0.12	) *

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	17,771,939		17,547,082	*
Diluted	18,182,524		17,547,082	*

*
Edgen Group Inc. did not have any assets or operations, nor did it have any common stock outstanding prior to the IPO and the Reorganization. Accordingly, the loss attributable to Edgen Group Inc., loss per share and weighted average common shares outstanding shown are for the period from May 2, 2012 to September 30, 2012 (the period since the IPO and the Reorganization).

See accompanying notes to unaudited condensed consolidated/combined consolidated financial statements.

EDGEN GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED/COMBINED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012		2011
NET INCOME (LOSS)	$10,384	$2,406	$661		$(3,951)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	2,650	(2,493)	3,463		360
COMPREHENSIVE INCOME (LOSS)	$13,034	$(87)	$4,124		$(3,591)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO:
Predecessor	$—	$(253)	$8,893		$(3,817)
Non-controlling interest	8,020	166	(2,341)		226
Edgen Group Inc.	5,014	—	(2,428	) *	—

*
Edgen Group Inc. did not have any assets or operations prior to the IPO and the Reorganization. Accordingly, the comprehensive loss attributable to Edgen Group Inc. shown is for the period from May 2, 2012 to September 30, 2012 (the period since the IPO and the Reorganization).

See accompanying notes to unaudited condensed consolidated/combined consolidated financial statements.

EDGEN GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED/COMBINED CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except unit data)

		Edgen Group Inc.				Accumulated		Total
	Predecessor	Common stock		Additional paid in	Retained	other comprehensive	Non- controlling	stockholders' equity
	net deficit	Class A	Class B	capital	deficit	loss	interest	(deficit)
Balance at December 31, 2010	$(44,841)	$—	$—	$—	$—	$(25,531)	$42	$(70,330)
Net income (loss)	(4,177)	—	—	—	—	—	226	(3,951)
Other comprehensive income	—	—	—	—	—	360	—	360
Unit-based compensation	1,948	—	—	—	—	—	—	1,948
Distributions to owners of Predecessor	(5,008)	—	—	—	—	—	—	(5,008
Balance at September 30, 2011	$(52,078)	$—	$—	$—	$—	$(25,171)	$268	$(76,981)

Balance at December 31, 2011	$(51,799)	$—	$—	$—	$—	$(25,648)	$330	$(77,117)
Net income	4,858	—	—	—	—	—	11	4,869
Other comprehensive income	—	—	—	—	—	4,035	—	4,035
Unit-based compensation	922	—	—	—	—	—	—	922
Distributions to owners of Predecessor	(8,605)	—	—	—	—	—	—	(8,605)
Balances at May 2, 2012 (initial public offering date)	(54,624)	—	—	—	—	(21,613)	341	(75,896)
Reorganization transactions:
Exchange of Predecessor unit-based compensation	(11,498)	—	—	11,498	—	—	—	—
Allocation of Predecessor net deficit to equity accounts and issuance of Class B common stock	66,122	—	2	279	(28,322)	—	(38,328)	(247)
Allocation of Predecessor AOCL to non-controlling interest	—	—	—	—	—	12,429	(12,429)	—
Initial public offering transaction:
Net proceeds from issuance of 15,000,000 shares of Class A common stock from initial public offering	—	2	—	149,286	—	—	—	149,288
Balances after the initial public offering and the Reorganization	—	2	2	161,063	(28,322)	(9,184)	(50,416)	73,145
Net loss	—	—	—	—	(2,189)	—	(2,019)	(4,208)
Other comprehensive loss	—	—	—	—	—	(239)	(333)	(572)
Distribution to owners	—	—	—	(2,170)		—	—	(2,170)
Equity-based compensation	—	—	—	3,969	—	—	—	3,969
Balance at September 30, 2012	$—	$2	$2	$162,862	(30,511)	$(9,423)	$(52,768)	$70,164

See accompanying notes to unaudited condensed consolidated/combined consolidated financial statements.

EDGEN GROUP INC.
UNAUDITED CONDENSED CONSOLIDATED/COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Nine months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$661	$(3,951)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	24,031	26,781
Amortization of deferred financing costs	3,775	3,665
Amortization of discount on long term debt	954	891
Non-cash accrual of interest on Seller Note	2,207	2,759
Loss on prepayment of debt	17,005	—
Equity-based compensation expense	4,907	1,948
Unrealized (gain) loss on derivative instruments	(487)	639
Allowance for doubtful accounts	469	27
Provision for inventory allowances and writedowns	1,125	876
Deferred income tax benefit	(1,889)	(1,086)
Loss on foreign currency transactions	785	657
Gain on sale of property, plant and equipment	(48)	(983)
Changes in operating assets and liabilities:
Accounts receivable	(40,869)	(50,453)
Inventory	(43,859)	(79,169)
Prepaid expenses and other current assets	(2,415)	(1,017)
Accounts payable	(24,452)	50,347
Accrued expenses and other current liabilities	(2,254)	(12,997)
Income tax payable	2,154	2,713
Income tax receivable	(298)	18,235
Other	(816)	(130)
Net cash used in operating activities	(59,314)	(40,248)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,130)	(2,549)
Proceeds from the sale of property, plant and equipment	113	6,276
Net cash provided by (used in) investing activities	(3,017)	3,727
CASH FLOWS FROM FINANCING ACTIVITIES:
Gross proceeds from issuance of Class A common stock in initial public offering	153,862	—
Initial public offering costs	(4,574)	—
Repayment of BL term loan, including prepayment penalty of $8,876	(125,322)	—
Repayment of portion of Seller Note	(10,745)	—
Other principal payments on long term debt and capital lease	(273)	(4,985)
Deferred financing costs	(1,157)	(1,309)
Distributions to owners of Predecessor	(8,605)	(5,008)
Distributions to owners	(2,170)	—
Loan payable to EM II LP	950	—
Proceeds from revolving credit facilities	602,000	175,434
Payments to revolving credit facilities	(551,378)	(186,184)
Managed cash overdraft	1,329	8,288
Net cash provided by (used in) financing activities	53,917	(13,764)
Effect of exchange rate changes on cash and cash equivalents	1,302	(622)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,112)	(50,907)
CASH AND CASH EQUIVALENTS - beginning of period	26,269	62,864
CASH AND CASH EQUIVALENTS - end of period	$19,157	$11,957

 See accompanying notes to unaudited condensed consolidated/combined consolidated financial statements.

EDGEN GROUP INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED/COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

References to “we,” “us” and “our” refer to Edgen Group Inc. (“Edgen Group”) and its consolidated subsidiaries.

1. Organization, Basis of Presentation and General Accounting Matters

Formation and Organization
We are a publicly traded Delaware corporation. Our Class A common stock is listed on the New York Stock Exchange under the symbol “EDG.” We were formed in December 2011 to serve as the issuer in an initial public offering (“IPO”) and as the ultimate parent company of our operating subsidiaries, Edgen Murray Corporation (“EMC”) and its subsidiaries and Bourland & Leverich Supply Co. LLC (“B&L”). We own and control these operating subsidiaries through our approximately 43% economic interest in and our 100% voting control of our consolidated subsidiary, EDG Holdco LLC (“EDG LLC”), which indirectly owns 100% of, and controls, EMC and B&L.

Description of Operations
We are a leading global distributor to the energy sector of specialty products, including steel pipe, valves, quenched and tempered and high yield heavy plate and related components. We primarily serve customers that operate in the upstream, midstream and downstream end-markets for oil and natural gas as well as the power generation, civil construction and mining market segments. We have operations in the U.S., Canada, Brazil, the U.K., France, Norway, the United Arab Emirates (“UAE”), Saudi Arabia, India and Singapore and sales representative offices in Australia, China, South Korea and Indonesia. Our headquarters are located in Baton Rouge, Louisiana. We manage our business in two reportable segments: Energy & Infrastructure (“E&I”) and Oil Country Tubular Goods (“OCTG”).

Initial Public Offering and Reorganization
On May 2, 2012, we completed an IPO of 15,000,000 shares of Class A common stock at an initial offering price of $11.00 per share, which generated net proceeds of approximately $149,288 after deducting underwriting discounts, expenses and transaction costs. We used these net proceeds to purchase membership units of EDG LLC, which EDG LLC used to repay certain indebtedness of EMC and B&L.

Immediately prior to the consummation of the IPO, we were party to a series of transactions (the “Reorganization”). These transactions consisted of, among other things, the following:

(1)	Our formation of EDG LLC;
(2)	The contribution by Edgen Murray II, L.P. (“EM II LP”) of all of the equity interests of EMGH Limited (“EMGH”) to EMC, thereby making EMGH a wholly-owned subsidiary of EMC;
(3)	The redemption of EMC’s ownership interest in Bourland & Leverich Holdings LLC (“B&L Holdings”) for an equivalent ownership interest in B&L, B&L Holdings’ former operating subsidiary;
(4)
The contribution by EM II LP of all of the shares of capital stock of EMC and all of EM II LP’s liabilities to EDG LLC in exchange for approximately 30% of EDG LLC and 12,615,230 shares of our Class B common stock;

(5)
The contribution by B&L Holdings of all of the membership units of B&L (other than those held by EMC) and all of B&L Holdings’ liabilities (other than those separately assumed by B&L) to EDG LLC in exchange for approximately 28% of EDG LLC and 11,727,908 shares of our Class B common stock; and

(6)
The exchange of: (i) all of the restricted units of EM II LP and B&L Holdings and (ii) all of the options to purchase units of EM II LP and B&L Holdings for 2,987,838 and 1,723,981 restricted shares of our Class A common stock and options to purchase our Class A common stock, respectively.

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

Use of Estimates
The preparation of our condensed consolidated/combined consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the condensed consolidated/combined consolidated financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. Areas requiring significant estimates by our management include the following:

•	provisions for uncollectible receivables;
•	recoverability of inventories and application of lower of cost or market accounting;
•	recoverability of goodwill and other indefinite-lived intangible assets;
•	recoverability of other intangibles and long-lived assets and related estimated lives;
•	valuation of equity-based compensation; and
•	provisions for income taxes and related valuation allowances and tax uncertainties.

Actual results could differ from those estimates, and the foregoing interim results are not necessarily indicative of the results of operations to be expected for other interim periods or for the full year ending December 31, 2012.

Non-Controlling Interest
We record the portion of our consolidated subsidiaries that we do not own as non-controlling interest in the consolidated/combined consolidated financial statements. For periods prior to the IPO, non-controlling interest reflects the 30% interest we do not own in a consolidated Bahraini joint venture. In the periods subsequent to the IPO, non-controlling interest also includes the combined interest of approximately 57% of EDG LLC that is owned by EM II LP and B&L Holdings. See Note 9 for more information related to non-controlling interest.

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

3. Supplemental Cash Flow Information

	Nine months ended September 30,
	2012	2011
Interest paid	$66,812	$71,216
Income taxes paid	4,900	1,676
Income tax refunds received	818	18,375

Non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable	$343	$100

4. Property, Plant and Equipment
The historical costs of our property, plant and equipment and related accumulated depreciation balances were as follows at the dates indicated:

	September 30, 2012	December 31, 2011
Land and land improvements	$11,811	$11,247
Buildings	39,536	37,803
Equipment and computers	29,531	28,594
Leasehold improvements	6,216	6,000
Construction in progress	304	163
Property, plant and equipment - gross	87,398	83,807
Less: accumulated depreciation	(41,041)	(37,160)
Property, plant and equipment - net	$46,357	$46,647

We are party to a capital lease of land, an office building and two warehouses in Newbridge, Scotland. At September 30, 2012 and December 31, 2011, the carrying value of the leased fixed assets included in property, plant and equipment was $15,310 and $15,320, respectively.

Our depreciation expense for the periods indicated is presented below:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Depreciation expense	$1,284	$1,400	$3,886	$4,209

5. Intangible Assets
The following table summarizes our intangible assets at the dates indicated by reportable segment:

	Gross carrying value		Accumulated amortization		Net carrying value
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
E&I:
Intangible assets subject to amortization:
Customer relationships	$84,062	$82,057	$(81,438)	$(73,004)	$2,624	$9,053
Noncompete agreements	22,011	22,011	(19,790)	(17,055)	2,221	4,956
Sales backlog	9,758	9,589	(9,758)	(9,589)	—	—
Intangible assets not subject to amortization:
Tradenames	11,721	11,424	—	—	11,721	11,424
Trademarks	14	14	—	—	14	14
Total E&I	$127,566	$125,095	$(110,986)	$(99,648)	$16,580	$25,447
OCTG:
Intangible assets subject to amortization:
Customer relationships	$154,262	$154,262	$(29,645)	$(19,127)	$124,617	$135,135
Noncompete agreements	2,000	2,000	(846)	(546)	1,154	1,454
Intangible assets not subject to amortization:
Tradenames	10,000	10,000	—	—	10,000	$10,000
Total OCTG	$166,262	$166,262	$(30,491)	$(19,673)	$135,771	$146,589
Total intangible assets	$293,828	$291,357	$(141,477)	$(119,321)	$152,351	$172,036

Foreign currency translation adjustments had the following effects on our intangible assets at September 30, 2012:

Effects of foreign currency translation:	September 30, 2012
On gross carrying value	$2,471
On accumulated amortization	2,031

Our amortization expense for the periods indicated is presented below:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Amortization expense - E&I	$3,009	$3,907	$9,307	$11,734
Amortization expense - OCTG	3,606	3,606	10,818	10,818
Total amortization expense	$6,615	$7,513	$20,125	$22,552

Our scheduled amortization expense associated with intangible assets is expected to be:

Years ending December 31:
2012 (remaining)	$6,310
2013	16,232
2014	14,757
2015	14,278
2016	14,024
Thereafter	65,015
Total scheduled amortization expense	$130,616

6. Goodwill
The following table presents changes to goodwill and the gross carrying value and accumulated impairment losses associated with goodwill at the dates indicated. At September 30, 2012, all of our goodwill is included within the E&I segment.

	Gross	Accumulated impairment	Effects of foreign currency	Net
Balance at December 31, 2011	$90,674	$(62,805)	$(4,904)	$22,965
Effects of foreign currency	—	—	929	929
Balance at September 30, 2012	$90,674	$(62,805)	$(3,975)	$23,894

7. Debt Obligations
Our credit arrangements, long term debt and capital lease consisted of the following at the dates indicated:

	September 30, 2012	December 31, 2011
$465,000 12.25% 2015 Notes, net of discount of $2,349 and $2,968 at September 30, 2012 and December 31, 2011, respectively; due January 15, 2015	$462,651	$462,032
$195,000 EM revolving credit facility, due May 11, 2014	36,200	20,523
$125,000 BL term loan, due August 19, 2015	—	116,406
$125,000 BL revolving credit facility, due August 19, 2014	52,000	17,000
Seller Note, net of discount of $4,116 and $5,624 at September 30, 2012 and December 31, 2011, respectively; due August 19, 2019	42,668	49,698
Capital lease	18,646	18,186
Total debt and capital lease obligations	612,165	683,845
Less: current maturities of debt and capital lease	(401)	(19,244)
Long term debt and capital lease	$611,764	$664,601

Other than as disclosed below, there have been no significant changes in the terms or amounts of our consolidated debt obligations since those reported in our Prospectus filed with the SEC on April 27, 2012.

2015 Notes
In connection with the Reorganization, EM Holdings LLC (“EM Holdings”) replaced EM II LP as the parent guarantor of EMC's senior secured notes due 2015 (the "2015 Notes"). The 2015 Notes are guaranteed on a senior secured basis by EM Holdings and each of its existing and future U.S. subsidiaries that: (1) is directly or indirectly 80% owned by EM Holdings; (2) guarantees the indebtedness of EMC or any of the guarantors; and (3) is not directly or indirectly owned by any non-U.S. subsidiary. At September 30, 2012, EMC is EM Holdings’ only U.S. subsidiary not directly or indirectly owned by any non-U.S. subsidiary. EM Holdings is therefore currently the sole guarantor of the 2015 Notes.

On October 16, 2012, we repaid the 2015 Notes in full with proceeds from EMC's issuance of $540,000 aggregate principal amount of 8.75% senior secured notes due 2020 (the “2020 Notes”).  The 2020 Notes were issued with an original issue discount of $3,861. See Note 17.

EM Revolving Credit Facility
On April 10, 2012, we entered into a seventh amendment (“Seventh Amendment”) to the EM revolving credit facility. The Seventh Amendment permits Edgen Murray Pte. Ltd. (“EM Pte”) to incur up to $10,000 of additional indebtedness secured by a warehouse facility owned by EM Pte in Singapore and increases the unused line fee payable to the Singapore administrative agent and the Singapore collateral agent under the EM revolving credit facility from 0.50% to 0.65%. Additionally, the Seventh Amendment: (i) permitted us to effect the Reorganization to facilitate the IPO; (ii) released EM II LP from its obligations under the EM revolving credit facility; and (iii) provided for certain other conforming and definitional changes.

In August 2012, we entered into an eighth amendment to the EM revolving credit facility pursuant to which our subsidiary located in France agreed to grant liens to certain inventory in favor of the lenders under the EM revolving credit facility.

On September 28, 2012, we entered into a ninth amendment to the EM revolving credit facility which, among other definitional and conforming changes, permitted EMC to issue the 2020 Notes. See Note 17.

Amended and Restated BL Revolving Credit Facility
On May 2, 2012, we amended and restated (“BL Amendment”) the BL revolving credit facility (“Amended and Restated BL revolving credit facility”). The BL Amendment: (i) permitted us to effect the Reorganization to facilitate the IPO; (ii) released B&L Holdings from its obligations under the Amended and Restated BL revolving credit facility; and (iii) provided for certain other conforming and definitional changes.

On August 7, 2012, we entered into Amendment No. 1 (the “First Amendment”) to the Amended and Restated BL revolving credit facility. The First Amendment: (i) increased the total revolving commitment under the Amended and Restated BL revolving credit facility to $125,000 and may be increased further by B&L by an additional $50,000; (ii) reduced the interest rate charged on B&L's borrowings under the Amended and Restated BL revolving credit facility by 1.25% and reduced the unused line commitment fee payable by 0.125% and 0.25%, depending on the quarterly average undrawn availability under the Amended and Restated BL revolving credit facility; and (iii) provided for certain other administrative, conforming and definitional changes.

On September 28, 2012, we entered into Amendment No. 2 to the Amended and Restated BL revolving credit facility which, among other definitional and conforming changes, permitted us to issue the 2020 Notes.  See Note 17.

Borrowings under our Revolving Credit Facilities
At September 30, 2012, utilization and availability under our revolving credit facilities was as follows:

	EM revolving credit facility							Amended and Restated BL	Total
	EMC		EM Canada	EM Europe	EM Pte	Total	EM FZE facility	revolving credit facility	revolving credit facilities
Total availability at September 30, 2012	$145,032		$4,537	$30,431	$15,000	$195,000	$5,000	$125,000	$325,000
Less: cash borrowings	(36,200)		—	—	—	(36,200)	—	(52,000)	(88,200)
Less: trade finance instruments	(15,843	)(a)	—	(10,682)	(7,489)	(34,014)	(2,599)	—	(36,613)
Less: reserves	(3,161)		(67)	(1,749)	—	(4,977)	—	—	(4,977)
Net availability at September 30, 2012	$89,828		$4,470	$18,000	$7,511	$119,809	$2,401	$73,000	$195,210

(a)	Includes a letter of credit in the amount of $5,000 that expires on June 14, 2013 and which supports the facility utilized by our subsidiary in Dubai, Edgen Murray FZE (the “EM FZE facility”).

Our weighted average interest rate paid for cash borrowings under our revolving credit facilities ranged between 3.6% to 4.6% during the three months ended September 30, 2012 and 2.3% to 4.6% during the nine months ended September 30, 2012.

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

Seller Note
In August 2010, B&L Holdings issued a $50,000 note to the former owner of B&L’s predecessor business (the “Seller Note”). The fair value of the Seller Note was determined to be $43,750 with an original issue discount of $6,250. The Seller Note accrues interest at a base rate of 2.18% and a contingent rate of 5.82% for an aggregate interest rate of 8.0%, which compounds annually. A portion of the accrued interest equal to 37.5% of the base rate is due annually, while the remaining portion of accrued interest is added to the principal balance to be paid at maturity in August 2019. In connection with the Reorganization, B&L assumed B&L Holdings’ obligations under the Seller Note, and we used $11,000 of the IPO net proceeds to repay $10,745 of the principal balance and $255 of the accrued interest outstanding. In connection with this repayment, we expensed $1,173 of unamortized discount, which is classified as loss on prepayment of debt within our consolidated statement of operations. At September 30, 2012, the remaining principal, accrued interest and unamortized discount associated with the Seller Note were $39,255, $7,529 and $4,116, respectively.

Third Party Guarantees
In the normal course of business, we may provide performance guarantees directly to third parties on behalf of our subsidiaries.

At September 30, 2012 and December 31, 2011, we had the following outstanding guarantees:

	September 30, 2012	December 31, 2011
Maximum potential obligations (undiscounted)	$25,481	$30,663
Guaranteed commitments outstanding	21,529	27,386

Additionally, at September 30, 2012 and December 31, 2011 we had the following bank guarantees which have been cash collateralized and included in prepaid expenses and other assets on our consolidated/combined consolidated balance sheets:

	September 30, 2012	December 31, 2011
Bank guarantees	$942	$675

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

Equity-Based Compensation Activity
The following table presents the equity-based compensation expense that has been recorded within the consolidated/combined consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011. All amounts prior to the IPO relate to the unit-based compensation awards of our Predecessor.

	Three months ended September 30,		Nine months ended September 30,
Equity-based compensation expense by type:	2012	2011	2012	2011
Stock options	$375	$377	$1,124	$1,095
Restricted stock	127	313	3,783	853
Total equity-based compensation expense	502	690	4,907	1,948
Tax benefit recognized	—	—	—	—
Total equity-based compensation expense - net of tax	$502	$690	$4,907	$1,948

Stock Option Activity
A summary of stock option activity during the nine months ended September 30, 2012 is presented below. As discussed above, in connection with the IPO and the Reorganization, all of the options to purchase units of EM II LP and B&L Holdings that were outstanding prior to the IPO and the Reorganization were exchanged for a substantially equivalent value of options to purchase shares of our Class A common stock. As such, the table below reflects the exchange on May 2, 2012 of 14,623 Predecessor options for 1,723,981 options to purchase our Class A common stock:

	Number of options		Weighted- average exercise price per	Weighted-average remaining contractual term
	Predecessor	Edgen Group	share	(in years)
Outstanding - December 31, 2011	14,923	—	$1,080
Granted	—	—	—
Exercised	—	—	—
Forfeited	(300)	—	1,000
Expired	—	—	—
Outstanding - May 2, 2012 (IPO date)	14,623	—	1,082
Exchange of Predecessor unit-based compensation	(14,623)	1,723,981	9.18
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	(31,789)	14.31
Expired	—	—	—
Outstanding - September 30, 2012	—	1,692,192	9.08	7.01

Exercisable - September 30, 2012	—	874,416	10.26	6.46

At September 30, 2012, there was $2,066 of compensation expense associated with unvested stock options which we expect to recognize over a weighted average period of 1.54 years.

Restricted Stock Activity
The following table summarizes restricted stock activity during the nine months ended September 30, 2012, including the exchange on May 2, 2012 of 4,139 Predecessor unvested restricted units for 783,013 unvested restricted shares of our Class A common stock:

	Number of shares		Weighted- average grant
	Predecessor	Edgen Group	date fair value
Outstanding - December 31, 2011	4,252	—	$1,271
Granted	—	—	—
Vested	(113)	—	1,075
Forfeited	—	—	—
Outstanding - May 2, 2012 (IPO date)	4,139	—	1,222
Exchange of Predecessor unit-based compensation	(4,139)	783,013	6.31
Granted	—	61,389	7.33
Vested	—	(598,390)	6.57
Forfeited	—	(1,165)	—
Outstanding - September 30, 2012	—	244,847	5.94

In June 2012, we accelerated the vesting period of 533,085 shares of restricted stock previously awarded to employees in our OCTG segment, resulting in an additional $3,004 of compensation expense during the period. At September 30, 2012, there was $1,363 of compensation expense associated with unvested restricted stock which we expect to recognize over a weighted average period of 1.45 years.

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

The following table presents our common stock share activity since the IPO:

	Common stock
	Class A	Class B
Balance at May 2, 2012 (IPO date)
Class A shares issued in connection with the IPO	15,000,000	—
Class B shares issued to EM II LP and B&L Holdings in connection with the Reorganization	—	24,343,138
Class A restricted shares issued in connection with the Reorganization	2,987,838	—
Restricted common stock issued	61,389	—
Forfeiture of restricted common stock	(1,165)	—
Balance at September 30, 2012	18,048,062	24,343,138

Non-Controlling Interest
Non-controlling interest recorded in our consolidated financial statements subsequent to the IPO primarily relates to the approximately 57% combined ownership of EDG LLC by EM II LP and B&L Holdings.

As discussed in Note 1, a portion of the historical Predecessor net deficit was transferred to non-controlling interest as part of the Reorganization, representing the ownership of EDG LLC by EM II LP and B&L Holdings. Subsequent to the Reorganization, any changes to non-controlling interest are the result of: (i) EM II LP’s and B&L Holdings’ proportional share of the comprehensive income or loss generated by EDG LLC; (ii) 30% of the income earned by our Bahraini joint venture; and (iii) the exercise of Exchange Rights, if any, discussed below.

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

The following table presents our non-controlling interest at the dates indicated:

	Non-controlling interest
	Predecessor owners	Joint venture partner (1)	Total non-controlling interest
Balance at December 31, 2011	$—	$330	$330
Net income attributable to non-controlling interest	—	11	11
Balance at May 2, 2012 (IPO date)	—	341	341
Allocation of Predecessor net deficit to non-controlling interest (2)	(38,328)	—	(38,328)
Allocation of Predecessor AOCL to non-controlling interest (2)	(12,429)	—	(12,429)
Net loss attributable to non-controlling interest	(2,013)	(6)	(2,019)
Other comprehensive income attributable to non-controlling interest	(333)	—	(333)
Cash contributions from non-controlling interest	—	—	—
Cash distributions paid to non-controlling interest	—	—	—
Balance at September 30, 2012	$(53,103)	$335	$(52,768)

(1)	Represents the 30% interest we do not own in a consolidated Bahraini joint venture.
(2)
Net income attributable to non-controlling interests and other comprehensive income attributable to non-controlling interests associated with the Predecessor owners is calculated as the net income or loss and other comprehensive income or loss generated by EDG LLC during the period, multiplied by the weighted average non-controlling ownership percentage during the period. The weighted average non-controlling ownership percentage during the period was approximately 57%.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended September 30, 2012 and the period from May 2, 2012 to September 30, 2012 (the period since the IPO and the Reorganization). Prior to the IPO and the Reorganization, all income or loss generated from our operations was allocated to the Predecessor. Because we historically operated as a series of related partnerships and limited liability companies and there was no single capital structure upon which to calculate historical earnings per share information, we have not provided a calculation of basic and diluted earnings per share for periods prior to the IPO and the Reorganization.

	Three months ended September 30, 2012	Period from May 2, 2012 to September 30, 2012
Basic earnings (loss) per share:
Numerator (in thousands):
Net income (loss) attributable to Edgen Group Inc.	$3,886	$(2,189)
Denominator:
Class A shares	17,771,939	17,547,082
Basic weighted average common shares outstanding	17,771,939	17,547,082

Basic earnings (loss) per share	$0.22	$(0.12)

Diluted earnings (loss) per share:
Numerator (in thousands):
Net income (loss) attributable to Edgen Group Inc.	$3,886	$(2,189)
Denominator:
Basic weighted average common shares outstanding	17,771,939	17,547,082
Class A unvested restricted shares	277,187	—
Class A options (vested and unvested)	133,398	—
Diluted weighted average common shares outstanding	18,182,524	17,547,082

Diluted earnings (loss) per share	$0.21	$(0.12)

The table below presents the shares that were excluded from our dilutive earnings (loss) per share calculation due to their anti-dilutive nature.

	Three months ended September 30, 2012	Period from May 2, 2012 to September 30, 2012
Class A unvested restricted shares	$—	243,848
Class B shares	24,343,138	24,343,138
Class A options (vested and unvested)	771,585	1,692,192
Total anti-dilutive shares	25,114,723	26,279,178

11. Income Taxes
We are subject to U.S., federal, state and local income taxes. In addition, certain of our subsidiaries are subject to foreign income taxes based on the various jurisdictions in which they operate. We provide for current and deferred corporate income taxes in our consolidated/combined consolidated financial statements. Due to the organizational structure of our subsidiaries, some of which are pass-through entities for income tax purposes, and others which are corporations, the effective tax rate calculated from our consolidated/combined consolidated financial statements is not indicative of our actual effective tax rate, which is a combination of the effective tax rates of our taxable subsidiaries, adjusted for our ownership percentage of each subsidiary. Our consolidated annualized estimated effective tax rate for the year is approximately 15%.

The following table presents our income tax expense for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Income (loss) before income tax expense	$12,919	$3,599	$4,335	$(636)
Income tax expense	2,535	1,193	3,674	3,315
Effective tax rate	20%	33%	85%	(521)%

Prior to the IPO and the Reorganization, we did not incur tax on the income earned by the subsidiary that comprises our OCTG segment because that subsidiary was a pass-through entity for income tax purposes. As a result of the Reorganization, we now incur tax expense as a result of our allocation of this segment's income. Additionally, we did not recognize a tax benefit for taxable losses generated in our E&I segment by our U.S. operations during the nine months ended September 30, 2012 and 2011 due to a valuation allowance that has been established against any tax benefits related to these taxable losses.

At September 30, 2012 and December 31, 2011, a valuation allowance of $34,214 and $24,299, respectively, was recorded against deferred tax assets and net operating loss (“NOL”) carryforwards. The NOLs are scheduled to expire beginning in 2024 through 2031.

The following is a summary of activity related to uncertain tax positions:

Balance at January 1, 2012	$1,939
Gross increases for tax positions taken in prior year	542
Settlement of uncertain tax position with tax authorities	—
Lapse of statute of limitations related to uncertain tax positions	—
Foreign currency translation	83
Balance at September 30, 2012	$2,564

Our subsidiaries have open tax years as follows:

Jurisdiction	Tax years open for assessment
Federal	2008	-	2011
Various State	2005	-	2011
Various Foreign	2007	-	2011

To the extent amended returns are filed with respect to pre-2008 tax year ends, these years would be subject to limited examination by the Internal Revenue Service.

Tax Receivable Agreements (“TRA”)
In connection with the Reorganization, we entered into a TRA with each of EM II LP and B&L Holdings that will provide for the payment by us to EM II LP and B&L Holdings of 85% of the amount of the cash savings, if any, in U.S. federal, state and local income taxes that we actually realize as a result of increased depreciation and amortization deductions available to us as a result of the exercise of the Exchange Rights. We will retain the remaining 15% of cash savings, if any, in realized income tax savings. The term of the TRAs commenced upon completion of the IPO and will continue until all such tax benefits have been utilized or have expired. Because there have been no exercises of Exchange Rights, the TRAs have not impacted our financial statements.

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

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Operating lease rental expense	$1,305	$1,377	$3,735	$3,799

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

The E&I segment, which is branded under the “Edgen Murray” name, serves customers in the Americas, Europe/Middle East/Africa and Asia Pacific regions distributing pipe, plate, valves and related components to upstream, midstream, downstream and select power generation, civil construction and mining customers across more than 30 global locations.

The OCTG segment, which is branded under the “Bourland & Leverich” name, provides oil country tubular goods to the upstream conventional and unconventional onshore drilling market in the U.S. through nine customer sales and service locations and over 50 third-party owned distribution facilities.

Our Chairman and Chief Executive Officer evaluates segment performance based on net income (loss) before income taxes, interest expense and depreciation and amortization expense. We account for sales between segments at an agreed margin between segment management.

The following table presents the financial information for each reportable segment. The prior period information related to the combined results of the Predecessor has been recast to conform to our change in segments made in connection with the IPO and the Reorganization:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Sales:
E&I	$295,651	$244,838	$828,691	$652,949
OCTG	239,188	212,328	708,479	546,395
Intersegment sales	(215)	—	(217)	(62)
Total sales	$534,624	$457,166	$1,536,953	$1,199,282
Intersegment sales:
E&I	$71	$—	$71	$—
OCTG	144	—	146	62
Total intersegment sales	$215	$—	$217	$62
Selling, general and administrative expense:
E&I	$17,870	$18,464	$51,094	$49,609
OCTG	3,534	3,825	14,442	10,039
Corporate	3,767	2,816	11,070	7,313
Total selling, general and administrative expense	$25,171	$25,105	$76,606	$66,961
Depreciation and amortization:
E&I	$4,270	$5,296	$13,130	$15,891
OCTG	3,635	3,637	10,901	10,890
Corporate	—	—	—	—
Total depreciation and amortization	$7,905	$8,933	$24,031	$26,781
Income from operations:
E&I	$19,366	$13,174	$49,817	$33,897
OCTG	16,017	13,903	42,383	35,440
Corporate	(3,767)	(2,816)	(11,070)	(7,313)
Total income from operations	$31,616	$24,261	$81,130	$62,024

	September 30, 2012	December 31, 2011
Assets:
E&I	$586,906	$537,872
OCTG	364,799	362,868
Corporate	1,347	—
Total assets	$953,052	$900,740

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

Currency Exchange Rate Risk
Transactions hedged by us include forecasted purchase commitments. The total notional amount of outstanding forward contracts at September 30, 2012 and December 31, 2011 was $51,048 and $56,005, respectively.

The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated (n/a is defined as not applicable):

	Asset derivatives				Liability derivatives
	September 30, 2012		December 31, 2011		September 30, 2012		December 31, 2011
	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments
Forward contracts	n/a	$—	n/a	$—	n/a	$—	n/a	$—
Derivatives not designated as hedging instruments
Forward contracts	Other current assets	$540	Other current assets	$241	Accrued expenses and other current liabilities	$(53)	Accrued expenses and other current liabilities	$(738)

The following table discloses the impact of derivative instruments not designated as hedging instruments on our consolidated/combined consolidated statements of operations:

		Recognized gain in income
Derivatives not designated as hedging		Three months ended September 30,		Nine months ended September 30,
instruments	Location of gain recognized in income	2012	2011	2012	2011
Forward contracts	Selling, general and administrative expense	$646	$1,208	$509	$1,193

At September 30, 2012 and December 31, 2011, the cumulative effect of currency translation adjustments was a loss of $22,185 and $25,648, respectively, and is the sole component of accumulated other comprehensive loss on our consolidated/combined consolidated balance sheets. Of this amount at September 30, 2012, $12,762 is allocated to non-controlling interest and the remaining $9,423 is classified within accumulated other comprehensive loss. Currency translation adjustments are the result of the translation of our foreign subsidiaries’ financial statements that have a functional currency other than the U.S. dollar.

Interest Rate Risk
Our variable interest rate risk is limited to cash borrowings under our credit facilities which are subject to interest rates that fluctuate with market rates. This risk is partially mitigated due to the short term nature of these borrowings. There were no interest rate derivatives outstanding at September 30, 2012 and December 31, 2011.

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

15. Fair Value Measurements and Financial Instruments
We classify financial assets and liabilities that are measured and reported at fair value on a recurring basis using a hierarchy based on the inputs used in measuring fair value. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We classify the inputs used to measure fair value into the following hierarchy:

•	Level 1: Inputs based on quoted market prices in active markets for identical assets or liabilities at the measurement date.

•
Level 2: Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active or other inputs that are observable and can be corroborated by observable market data.

•
Level 3: Inputs reflect management's best estimates and assumptions of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.

Our financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets
Forward contracts	$—	$540	$—	$540	$—	$241	$—	$241
Financial liabilities
Forward contracts	$—	$(53)	$—	$(53)	$—	$(738)	$—	$(738)

Forward contracts are valued using broker quotations or market transactions in either the listed or over-the counter markets. Management performs procedures to validate the information obtained from the broker quotations in calculating the ultimate fair values. As such, these derivative instruments are classified within Level 2.

The comparison of carrying value and estimated fair value of certain financial instruments are presented below:

	September 30, 2012		December 31, 2011
	Carrying value	Fair value	Carrying value	Fair value
2015 Notes	$462,651	$495,225	$462,032	$404,550
BL term loan	—	—	116,406	112,914

The fair value of the 2015 Notes, excluding unamortized discount, has been estimated based upon market quotes approximating the fair value at the dates indicated. The fair value of the BL term loan, which was fully repaid in connection with the IPO, was estimated based upon the most recent trades of the debt by participating banks in a secondary market.

The fair value amounts shown are not necessarily indicative of the amounts that we would realize upon disposition, nor do they indicate our intent or ability to dispose of the financial instrument. We believe that the carrying amounts of our other financial assets and liabilities approximate their fair values due to their short term nature.

16. Related Party Transactions
An employee pension fund of the ultimate parent company of one of our customers owns on a fully-diluted ownership basis greater than 5% of our common shares. Sales to this customer for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Sales to related party	$8,995	$12,182	$35,513	$34,638

Accounts receivable due from this customer included in accounts receivable on our consolidated/combined consolidated balance sheets at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
Accounts receivable from related party	$10,962	$10,858

Transactions with JCP
We made the following payments to JCP for reimbursement of certain expenses incurred while monitoring its investment in us as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Payments to JCP	$—	$46	$11	$64

Transactions with EM II LP
On September 19, 2012, EM II LP, one of our Class B shareholders, loaned us $950. The loan is due on demand, but no later than December 31, 2012 and accrues interest at 0.21% per annum. This loan is classified within accrued expenses and other current liabilities on our consolidated balance sheet.

17. Subsequent Event
On October 16, 2012, EMC completed its offering of the 2020 Notes. The offering was conducted in compliance with Rule 144A and Regulation S of the Securities Act. After deducting offering expenses, discounts and commissions, EMC received net proceeds of approximately $525,308, which were used to fully repay all of the 2015 Notes (including the payment of tender and redemption premiums, consent fees, accrued interest and other fees and expenses associated with the repayment). The remaining net proceeds from the offering were used for general corporate purposes.

The 2020 Notes, which mature on November 1, 2020, bear interest at a rate of 8.75% per year payable on May 1 and November 1 of each year, beginning on May 1, 2013.

The 2020 Notes are guaranteed on a senior secured basis by all of our existing and certain of our future significant domestic restricted subsidiaries (other than the issuer, EMC). The 2020 Notes and the guarantees are secured: (1) on a first priority basis by substantially all of EMC's and the guarantors’ current and future property and assets (other than the collateral securing the EM revolving credit facility and the Amended and Restated BL revolving credit facility (together, the "Revolving Credit Facilities") on a first priority basis), including the capital stock of each of our wholly owned subsidiaries, which, in the case of foreign subsidiaries, is limited to 65% of the voting stock and 100% of the non-voting stock of each such first-tier subsidiary that is a foreign subsidiary; and (2) on a second priority basis by substantially all of the collateral that secures our Revolving Credit Facilities on a first priority basis.

The 2020 Notes are our senior secured obligations and rank equally in right of payment with all of our existing and future senior indebtedness and senior in right of payment to any future subordinated indebtedness. The guarantees will rank equally in right of payment with all of the existing and future senior indebtedness of our subsidiary guarantors. The 2020 Notes and guarantees are effectively subordinated in right of payment to any indebtedness under our Revolving Credit Facilities, to the extent our and the guarantors’ assets secure such obligations on a first priority basis and are effectively junior to any secured indebtedness that is either secured by assets that are not collateral for the 2020 Notes and the guarantees or secured by a prior lien in the collateral for the 2020 Notes and the guarantees, in each case, to the extent of the value of the assets securing such indebtedness.

EMC may redeem the 2020 Notes in whole or in part on and after November 1, 2015 at the redemption prices described below, plus accrued and unpaid interest, if any, at the date of redemption. In addition, EMC may redeem up to 35% of the 2020 Notes before November 1, 2015 with the proceeds of certain equity offerings.

Period	Redemption Price
On of after November 1, 2015	106.563%
On of after November 1, 2016	104.375%
On of after November 1, 2017	102.188%
On of after November 1, 2018	100.000%

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend,” “can,” “continue,” “potential,” “predicts,” “will” and the negative of these terms or other comparable terminology. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, including the realization of revenue from our sales backlog, our business strategy and means to implement the strategy, our objectives, industry trends, the impact of the initial public offering, the likelihood of our success in expanding our business, financing and refinancing plans, budgets, working capital needs, borrowing availability under our revolving credit agreements and other sources of liquidity.

Forward-looking statements are only predictions and are not guarantees of performance. You should not put undue reliance on our forward-looking statements. These statements are based on our management's beliefs and assumptions, which, in turn, are based on currently available information. These assumptions could prove inaccurate. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those described in more detail under the section, Risk Factors, included in our Prospectus filed with the SEC on April 27, 2012 and other announcements we make from time to time. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated/combined consolidated financial statements and the related notes to the financial statements included elsewhere in this Form 10-Q, and the audited consolidated financial statements and accompanying notes included in our Prospectus filed with the SEC on April 27, 2012. The following discussion and analysis of our financial condition and results of operations contains forward-looking statements within the meaning of the federal securities laws. See “Cautionary Statement Regarding Forward-Looking Statements.”

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

2020 Notes
On October 16, 2012, EMC completed an offering of $540.0 million aggregate principal amount of 8.75% Senior Secured Notes due 2020 (the "2020 Notes") with an original issue discount of $3.9 million. The offering was conducted in compliance with Rule 144A and Regulation S of the Securities Act. After deducting offering expenses, discounts and commissions, EMC received net proceeds of approximately $525.3 million, which were used to fully repay all of the 2015 Notes (including the payment of tender and redemption premiums, consent fees, accrued interest and other fees and expenses associated with the repayment). The remaining net proceeds from the offering were used for general corporate purposes.

The 2020 Notes, which mature on November 1, 2020, bear interest at a rate of 8.75% per year payable on May 1 and November 1 of each year, beginning on May 1, 2013.

The 2020 Notes are guaranteed on a senior secured basis by all of our existing and certain of our future significant domestic restricted subsidiaries (other than the issuer, EMC). The 2020 Notes and the guarantees are secured: (1) on a first priority basis by substantially all of EMC's and the guarantors’ current and future property and assets (other than the collateral securing the EM revolving credit facility and the Amended and Restated BL revolving credit facility (together, the "Revolving Credit Facilities") on a first priority basis), including the capital stock of each of our wholly owned subsidiaries, which, in the case of foreign subsidiaries, is limited to 65% of the voting stock and 100% of the non-voting stock of each such first-tier subsidiary that is a foreign subsidiary; and (2) on a second priority basis by substantially all of the collateral that secures our Revolving Credit Facilities on a first priority basis.

The 2020 Notes are our senior secured obligations and rank equally in right of payment with all of our existing and future senior indebtedness and senior in right of payment to any future subordinated indebtedness. The guarantees will rank equally in right of payment with all of the existing and future senior indebtedness of our subsidiary guarantors. The 2020 Notes and guarantees are effectively subordinated in right of payment to any indebtedness under our Revolving Credit Facilities, to the extent our and the guarantors’ assets secure such obligations on a first priority basis and are effectively junior to any secured indebtedness that is either secured by assets that are not collateral for the 2020 Notes and the guarantees or secured by a prior lien in the collateral for the 2020 Notes and the guarantees, in each case, to the extent of the value of the assets securing such indebtedness.

EMC may redeem the 2020 Notes in whole or in part on and after November 1, 2015 at the redemption prices described below, plus accrued and unpaid interest, if any, at the date of redemption. In addition, EMC may redeem up to 35% of the 2020 Notes before November 1, 2015 with the proceeds of certain equity offerings.

Period	Redemption Price
On of after November 1, 2015	106.563%
On of after November 1, 2016	104.375%
On of after November 1, 2017	102.188%
On of after November 1, 2018	100.000%

Overview of Business

General
We are a leading global distributor of our suppliers’ manufactured products and earn revenue from the sale of specialty products to the energy sector. We primarily serve customers that operate in the upstream, midstream and downstream end-markets for oil and natural gas. We also serve power generation, civil construction and mining applications, which have a similar need for our technical, procurement and global delivery expertise in specialized steel and specialty steel products. We have operations in the U.S., Canada, Brazil, the U.K., France, Norway, the United Arab Emirates (“UAE”), Saudi Arabia, India and Singapore and sales representative offices in Australia, China, South Korea and Indonesia. Our headquarters are located in Baton Rouge, Louisiana. We manage our business in two reportable segments: Energy & Infrastructure (“E&I”) and Oil Country Tubular Goods (“OCTG”).

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

Customer and Supplier Concentration
Our ten largest customers and ten largest suppliers represented the following percentages of our sales and product purchases for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Top ten customers as a percentage of sales	37%	36%	33%	35%
Top ten suppliers as a percentage of product purchases	56%	74%	62%	66%

No one customer accounted for more than 10% of our sales during the three and nine months ended September 30, 2012 and 2011.

During the three and nine months ended September 30, 2012 and 2011, our largest supplier accounted for the following percentages of our total purchases:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Percentage of total purchases derived from single largest supplier	20%	28%	24%	26%

The oil and natural gas industry continues to comprise the majority of our business. During the three and nine months ended September 30, 2012 and 2011, we derived the following percentage of our sales from customers in the oil and natural gas industry:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Percentage of sales derived from the oil and natural gas industry	93%	99%	93%	92%

The table below presents the percentage of our sales during the three and nine months ended September 30, 2012 and 2011 that originated in subsidiaries outside of the U.S.  These percentages do not reflect sales originating in the U.S. that are delivered to customers outside of the U.S.:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Percentage of sales originated outside of the U.S.	22%	19%	19%	22%

Sales Backlog
The table below presents our sales backlog at the dates indicated:

(in millions)	September 30, 2012	December 31, 2011	September 30, 2011
Sales backlog	$350	$353	$412

Sales backlog at September 30, 2012 is comprised primarily of sales orders related to: (1) the construction of offshore high performance multi-purpose platform, or jack-up, oil rigs; (2) oil and natural gas gathering and storage systems; and (3) other offshore exploration and production infrastructure.

Our sales backlog represents our estimate of potential future revenues that may result from contracts/orders currently awarded to us by our customers. Sales backlog is determined by the amount of unshipped third party customer purchase orders and may be revised upward or downward, or canceled by our customers in certain instances. There can be no assurance that sales backlog will ultimately be realized as revenue or that we will earn a profit on any of our sales backlog. Realization of revenue from sales backlog is dependent on, among other things, our ability to fulfill purchase orders and transfer title to customers, which in turn is dependent on a number of factors, including our ability to obtain product from our suppliers. Further, because of the project nature of our business, sales orders and sales backlog can vary materially from quarter to quarter.

Results of Operations

Overview
Our business is highly dependent on the conditions in the energy industry and, in particular, our customers’ willingness to make capital expenditures for oil and natural gas infrastructure. Certain key indicators in the energy industry which we believe have impacted our operating results for the three and nine months ended September 30, 2012 and 2011 include worldwide total rig count and oil and natural gas prices, which we believe are correlated with the oil and natural gas-related capital and maintenance spending of our customers.

While total worldwide average rig count increased during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, the continued decrease in natural gas prices during the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011 has shifted a greater portion of exploration and production away from natural gas and toward oil. This greater emphasis on oil exploration and production, particularly in shale formations in the U.S. which typically require more sophisticated technology and specialized products, has caused a shift in our oil country tubular goods product sales mix toward higher priced alloy products used for well completion. Additionally, increased shale oil and natural gas production has resulted in increased line pipe sales to the North American midstream energy market for the construction of gathering systems and transmission infrastructure.

Three months ended September 30, 2012 compared to three months ended September 30, 2011
The following tables compare sales and income from operations for the three months ended September 30, 2012 and 2011. The period-to-period comparisons of financial results are not necessarily indicative of future results. “NM” means not meaningful.

Sales

	Three months ended September 30,
(in millions, except percentages)	2012	2011	$ Change	% Change
E&I	$295.6	$244.9	$50.7	21%
OCTG	239.2	212.3	26.9	13%
Eliminations	(0.2)	—	(0.2)	NM
Total	$534.6	$457.2	$77.4	17%

Consolidated. For the three months ended September 30, 2012, consolidated sales increased $77.4 million, or 17%, to $534.6 million compared to $457.2 million for the three months ended September 30, 2011. Despite a decrease in average commodity prices for the three months ended September 30, 2012 compared to the same period in 2011, we had organic sales growth due to the continued worldwide spending by our customers for oil and natural gas infrastructure, particularly in the North America and Asia Pacific ("APAC") regions, and due to increased market share and improved product sales mix within our OCTG segment. The majority of our sales increase was driven by higher sales volumes of our oil gathering and transmission products and oil country tubular goods in the North American energy market and by higher project activity in APAC.

E&I. For the three months ended September 30, 2012, E&I sales increased $50.7 million, or 21%, to $295.6 million compared to $244.9 million for the three months ended September 30, 2011. Sales increases for the period were primarily due to higher sales volumes within the U.S. midstream energy market and from sales of specialty products to support fabrication of offshore infrastructure in APAC. These increases were partially offset by a decline in sales volumes in the Middle East due to reduced project activity as a result of political and economic uncertainties in the region.

OCTG. For the three months ended September 30, 2012, OCTG sales increased $26.9 million, or 13%, to $239.2 million compared to $212.3 million for the three months ended September 30, 2011. Despite a decline in U.S. onshore average rig count during the period, sales increased primarily due to higher sales volumes and an improved product sales mix of specialized alloy products required for horizontal oil and natural gas well drilling and completion.

Income from operations

	Three months ended September 30,
(in millions, except percentages)	2012	2011	$ Change	% Change
E&I	$19.4	$13.2	$6.2	47%
OCTG	16.0	13.9	2.1	15%
Corporate	(3.8)	(2.8)	(1.0)	36%
Total	$31.6	$24.3	$7.3	30%

Consolidated. For the three months ended September 30, 2012, consolidated income from operations increased $7.3 million, or 30%, to $31.6 million compared to $24.3 million for the three months ended September 30, 2011. The increase in consolidated income from operations is primarily attributable to higher gross profit from greater sales volumes and the product sales mix change discussed above. Selling, general and administrative expenses were 4.7% of sales for the three months ended September 30, 2012 compared to 5.5% of sales for the three months ended September 30, 2011.

E&I. For the three months ended September 30, 2012, E&I income from operations increased $6.2 million, or 47%, to $19.4 million compared to $13.2 million for the three months ended September 30, 2011. The increase in income from operations is attributable to higher gross profit from greater sales volumes and lower amortization expense.

OCTG. For the three months ended September 30, 2012, OCTG income from operations increased $2.1 million, or 15%, to $16.0 million compared to $13.9 million for the three months ended September 30, 2011. The increase in income from operations was driven primarily by higher gross profit from greater sales volumes and an improved product sales mix.

Corporate. For the three months ended September 30, 2012, Corporate loss from operations increased $1.0 million, or 36%, to $3.8 million compared to $2.8 million for the three months ended September 30, 2011. The increase in loss from operations was driven primarily by additional staffing and other expenses related to the support of our sales growth.

Other expense
The following table displays our interest expense–net and income tax expense for the three months ended September 30, 2012 and 2011.

	Three months ended September 30,
(in millions, except percentages)	2012	2011	$ Change	% Change
Interest expense-net	$(18.3)	$(20.7)	$2.4	(12)%
Income tax expense	2.5	1.2	1.3	NM

Interest expense–net
Interest expense–net for the three months ended September 30, 2012 and 2011 was $18.3 million and $20.7 million, respectively. Interest expense–net includes: (i) interest on the 2015 Notes and the Seller Note; (ii) amortization of deferred financing costs and original issue discounts; (iii) interest associated with a capital lease in the U.K; and (iv) interest expense related to borrowings and to fees associated with the utilization of our revolving credit facilities for trade finance instruments issued in support of our normal business operations. The decrease in interest expense is due to lower outstanding debt during the period due to the repayment of certain indebtedness using net proceeds from the IPO.

Income tax expense
Due to the organizational structure of our subsidiaries, some of which are pass-through entities for income tax purposes, and others which are corporations, the effective tax rate calculated from our consolidated/combined consolidated financial statements is not indicative of our actual effective tax rate, which is a combination of the effective tax rates of our taxable subsidiaries, adjusted for our ownership percentage of each subsidiary. Our effective tax rate for the three months ended September 30, 2012 was approximately 20% resulting in income tax expense of $2.5 million compared to income tax expense of $1.2 million and an effective tax rate of approximately 33% for the three months ended September 30, 2011.

The income tax expense for the three months ended September 30, 2012 reflects taxable income at an annualized estimated effective tax rate of approximately 15%. Prior to the IPO and the Reorganization, we did not incur tax on the income earned by the subsidiary that comprises our OCTG segment because that subsidiary was a pass-through entity for income tax purposes. As a result of the Reorganization, we now incur tax expense as a result of our allocation of this segment's income. Additionally, we did not recognize a tax benefit for taxable losses generated in our E&I segment by our U.S. operations during the three months ended September 30, 2012 and 2011 due to a valuation allowance that has been established against any tax benefits related to these taxable losses.  As a result, any tax benefits from our E&I segment's U.S. operations were excluded in deriving our estimated annual effective tax rate for the three months ended September 30, 2012 and 2011.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011
The following tables compare sales and income from operations for the nine months ended September 30, 2012 and 2011. The period-to-period comparisons of financial results are not necessarily indicative of future results. “NM” means not meaningful.

Sales

	Nine months ended September 30,
(in millions, except percentages)	2012	2011	$ Change	% Change
E&I	$828.7	$653.0	$175.7	27%
OCTG	708.5	546.4	162.1	30%
Eliminations	(0.2)	(0.1)	(0.1)	NM
Total	$1,537.0	$1,199.3	$337.7	28%

Consolidated. For the nine months ended September 30, 2012, consolidated sales increased $337.7 million, or 28%, to $1,537.0 million compared to $1,199.3 million for the nine months ended September 30, 2011. Our sales growth, all of which was organic, was primarily driven by higher sales volumes in a majority of our markets, particularly the U.S. midstream and global onshore and offshore upstream energy markets, due to continued increased worldwide oil and natural gas development activity and by an improved product sales mix of our oil country tubular good products.

E&I. For the nine months ended September 30, 2012, E&I sales increased $175.7 million, or 27%, to $828.7 million compared to $653.0 million for the nine months ended September 30, 2011. Sales increased across a majority of our markets, with the largest increases occurring in the midstream energy market in the U.S. and the upstream energy market in the APAC region.  Sales increases in the U.S. were due to oil gathering and transmission expenditures in North American shale formations. Increases in the APAC region relate to higher sales of specialty products to support fabrication of offshore infrastructure. These sales increases were partially offset by a decline in project sales volumes in Europe and the Middle East due to lower project activity as a result of political and economic uncertainties in these regions.

OCTG. For the nine months ended September 30, 2012, OCTG sales increased $162.1 million, or 30%, to $708.5 million compared to $546.4 million for the nine months ended September 30, 2011 due to increased sales volumes as a result of increased market share, favorable oil prices and an improved product sales mix towards our alloy products.

Income from operations

	Nine months ended September 30,
(in millions, except percentages)	2012	2011	$ Change	% Change
E&I	$49.8	$33.9	$15.9	47%
OCTG	42.4	35.4	7.0	20%
Corporate	(11.1)	(7.3)	(3.8)	52%
Total	$81.1	$62.0	$19.1	31%

Consolidated. For the nine months ended September 30, 2012, consolidated income from operations increased $19.1 million, or 31%, to $81.1 million compared to $62.0 million for the nine months ended September 30, 2011. The increase in consolidated income from operations is primarily attributable to higher gross profit driven by greater sales volumes discussed above, partially offset by increased selling, general and administrative expenses of $9.6 million. Selling, general and administrative expenses were 5.0% of sales for the nine months ended September 30, 2012 compared to 5.6% of sales for the nine months ended September 30, 2011.

E&I. For the nine months ended September 30, 2012, E&I income from operations increased $15.9 million, or 47%, to $49.8 million compared to $33.9 million for the nine months ended September 30, 2011. The increase in income from operations is due to higher gross profit across a majority of our markets, primarily within the upstream and midstream energy markets, as well as lower amortization expense. This increase was partially offset by lower gross margins for the period due to an unfavorable sales mix of lower margin products to the midstream energy market and higher selling, general and administrative expenses of $1.5 million related to additional staffing and other expenses to support our sales growth and expansion of our international offices and to higher employee related variable expenses.

OCTG. For the nine months ended September 30, 2012, OCTG income from operations increased $7.0 million, or 20%, to $42.4 million compared to $35.4 million for the nine months ended September 30, 2011. The increase in income from operations was driven primarily by higher gross profit from greater sales volumes and an improved product mix, partially offset by an increase in selling, general and administrative expenses of $4.4 million, $3.0 million of which was associated with the acceleration of the vesting period for certain equity-based awards previously granted to segment employees.

Corporate. For the nine months ended September 30, 2012, Corporate loss from operations increased $3.8 million, or 52%, to $11.1 million compared to $7.3 million for the nine months ended September 30, 2011. The increase in loss from operations was driven primarily by additional staffing and other expenses related to the support of our sales growth and expenses associated with becoming a publicly traded company.

Other expense
The following table displays our interest expense–net, loss on prepayment of debt and income tax expense for the nine months ended September 30, 2012 and 2011.

	Nine months ended September 30,
(in millions, except percentages)	2012	2011	$ Change	% Change
Interest expense-net	$(59.9)	$(64.5)	$4.6	(7)%
Loss on prepayment of debt	(17.0)	—	(17.0)	NM
Income tax expense	3.7	3.3	0.4	12%

Interest expense–net
Interest expense–net for the nine months ended September 30, 2012 and 2011 was $59.9 million and $64.5 million, respectively. Interest expense–net includes: (i) interest on the 2015 Notes, the BL term loan and the Seller Note; (ii) amortization of deferred financing costs and original issue discounts; (iii) interest associated with a capital lease in the U.K; and (iv) interest expense related to borrowings and to fees associated with the utilization of our revolving credit facilities for trade finance instruments issued in support of our normal business operations. The decrease in interest expense is due to lower outstanding debt during the period due to the repayment of certain indebtedness using net proceeds from the IPO.

Loss on prepayment of debt
Loss on prepayment of debt of $17.0 million for the nine months ended September 30, 2012 is the result of our early repayment of the BL term loan and partial repayment of the Seller Note with net proceeds received from the IPO. In connection with these repayments, we incurred a prepayment penalty of $8.9 million and wrote off $8.1 million in unamortized discounts and deferred debt issuance costs.

Income tax expense
Due to the organizational structure of our subsidiaries, some of which are pass-through entities for income tax purposes, and others which are corporations, the effective tax rate calculated from our consolidated/combined consolidated financial statements is not indicative of our actual effective tax rate, which is a combination of the effective tax rates of our taxable subsidiaries, adjusted for our ownership percentage of each subsidiary. Our effective tax rate for the nine months ended September 30, 2012 was approximately 85% resulting in income tax expense of $3.7 million compared to income tax expense of $3.3 million which is an effective tax rate of approximately (521)% for the nine months ended September 30, 2011.

The income tax expense for the nine months ended September 30, 2012 reflects taxable income at an annualized estimated effective tax rate of approximately 15%. Prior to the IPO and the Reorganization, we did not incur tax on the income earned by the subsidiary that comprises our OCTG segment because that subsidiary was a pass-through entity for income tax purposes. As a result of the Reorganization, we now incur income tax expense as a result of our allocation of this segment's income. Additionally, we did not recognize a tax benefit for taxable losses generated in our E&I segment by our U.S. operations during the nine months ended September 30, 2012 and 2011 due to a valuation allowance that has been established against any tax benefits related to these taxable losses. As a result, any tax benefits from our E&I U.S. operations were excluded in deriving our estimated annual effective tax rate for the nine months ended September 30, 2012 and 2011.

Liquidity and Capital Resources

Overview
At September 30, 2012 we had $19.2 million of unrestricted cash on hand and $195.2 million of combined available credit under our revolving credit facilities. Actual credit availability under our revolving credit facilities fluctuates because it is subject to a borrowing base limitation that is calculated based on a percentage of eligible trade accounts receivable and inventories, the balances of which fluctuate, and is subject to discretionary reserves, revaluation adjustments and sublimits as defined by each respective revolving credit facility agreement. Our primary cash requirements, in addition to normal operating expenses and debt service, are for working capital, capital expenditures and business acquisitions. We expect to finance our operations through cash flows generated from operations and from borrowings under our credit facilities. We expect to finance any business acquisitions through one or more of the following: cash on hand; the use of operating cash flows; borrowings under our revolving credit facilities; proceeds from divestitures; and the issuance of additional equity and debt securities. Our debt service requirements are expected to be funded by operating cash flows or refinancing arrangements, but may also be funded through the issuance of additional equity securities.

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

Long Term Debt
At September 30, 2012 our total indebtedness, including capital leases, was $612.2 million. Significant changes to our long term debt during the nine months ended September 30, 2012 are presented below:

Amendment to EM Revolving Credit Facility
On April 10, 2012, we entered into a seventh amendment (“Seventh Amendment”) to the EM revolving credit facility. The Seventh Amendment permits EM Pte to incur up to $10.0 million of additional indebtedness secured by a warehouse facility owned by EM Pte in Singapore and increases the unused line fee payable to the Singapore administrative agent and the Singapore collateral agent under the EM revolving credit facility from 0.50% to 0.65%. Additionally, the Seventh Amendment: (i) permitted us to effect the Reorganization to facilitate the IPO; (ii) released EM II LP from its obligations under the EM revolving credit facility; and (iii) provided for certain other conforming and definitional changes.

In August, 2012 we entered into an eighth amendment to the EM revolving credit facility pursuant to which our subsidiary located in France agreed to grant liens to certain inventory in favor of the lenders under the EM revolving credit facility.

On September 28, 2012, we entered into a ninth amendment to the EM revolving credit facility which, among other definitional and conforming changes, permitted us to issue the 2020 Notes and the guarantees related thereto.

Amended and Restated BL Revolving Credit Facility
On May 2, 2012, we entered into an amendment and restatement (“BL Amendment”) of the BL revolving credit facility (“Amended and Restated BL revolving credit facility”). The BL Amendment: (i) permitted us to effect the Reorganization to facilitate the IPO; (ii) released B&L Holdings from its obligations under the BL revolving credit facility; and (iii) provided for certain other conforming and definitional changes.

On August 7, 2012, we entered into Amendment No. 1 (the “First Amendment”) to the Amended and Restated BL revolving credit facility. The First Amendment: (i) increased the total revolving commitment under the BL revolving credit facility to $125.0 million and may be increased further by B&L by an additional $50.0 million; (ii) reduced the interest rate charged on B&L's borrowings under the Amended and Restated BL revolving credit facility by 1.25% and reduced the unused line commitment fee payable by 0.125% and 0.25%, depending on the quarterly average undrawn availability under the Amended and Restated BL revolving credit facility; and (iii) provided for certain other administrative, conforming and definitional changes.

On September 28, 2012, we entered into Amendment No. 2 to the Amended and Restated BL revolving credit facility which, among other definitional and conforming changes, permitted us to issue the 2020 Notes and the guarantees related thereto.

Borrowings under our Revolving Credit Facilities
At September 30, 2012, utilization and availability under our revolving credit facilities was as follows:

	EM revolving credit facility						Amended and Restated BL	Total
	EMC	EM Canada	EM Europe	EM Pte	Total	EM FZE facility	revolving credit facility	revolving credit facilities
Total availability at September 30, 2012	145.0	4.6	30.4	15.0	195.0	5.0	125.0	325.0
Less: cash borrowings	(36.2)	—	—	—	(36.2)	—	(52.0)	(88.2)
Less: trade finance instruments	(15.8)	—	(10.7)	(7.5)	(34.0)	(2.6)	—	(36.6)
Less: reserves	(3.2)	(0.1)	(1.7)	—	(5.0)	—	—	(5.0)
Net availability at September 30, 2012	89.8	4.5	18.0	7.5	119.8	2.4	73.0	195.2

(a) Includes a letter of credit in the amount of $5.0 million that expires on June 14, 2013 and which supports the facility utilized by our subsidiary in Dubai, Edgen Murray FZE (the “EM FZE facility”).

Debt Repayment
On May 2, 2012, with the net proceeds received from the IPO, we repaid: (i) the remaining principal balance of $104.5 million, accrued interest of $1.2 million and a prepayment penalty of $8.9 million of the BL term loan; (ii) $11.0 million of principal and accrued interest associated with the Seller Note; and (iii) $23.8 million of the amount outstanding under the EM revolving credit facility.

On October 16, 2012, we repaid the remaining principal, accrued interest and tender and redemption premiums associated with the 2015 Notes with a portion of the net proceeds received from the 2020 Notes.

Debt Restrictions and Covenants
We were in compliance with all applicable financial, affirmative and negative covenants under our various debt agreements during the nine months ended September 30, 2012.

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

Statements of Cash Flows Data
The following table highlights the significant period to period variances in our cash flow amounts:

	Nine months ended September 30,
(in millions)	2012	2011
Cash flows provided by (used in) activities:
Net cash used in operating activities	$(59.3)	$(40.2)
Net cash provided by (used in) investing activities	(3.0)	3.7
Net cash provided by (used in) financing activities	53.9	(13.8)
Effect of exchange rate changes on cash and cash equivalents	1.3	(0.6)
Net change in cash and cash equivalents	(7.1)	(50.9)
Cash and cash equivalents-beginning of period	26.3	62.9
Cash and cash equivalents-end of period	$19.2	$12.0

Operating activities. Net cash outflows from operating activities were $59.3 million for the nine months ended September 30, 2012 compared to net cash outflows of $40.2 million for the nine months ended September 30, 2011. The increase in cash used in operating activities for the nine months ended September 30, 2012 is primarily due to cash used for working capital requirements to support increased sales volumes partially offset by an increase in income from operations.

Investing activities. Excluding the proceeds of $6.3 million received from the sale of our former Singapore sales and distribution facility in January 2011, net cash used in investing activities was similar between periods.

Financing activities. Net cash provided by financing activities was $53.9 million for the nine months ended September 30, 2012 compared to cash outflows of $13.8 million for the nine months ended September 30, 2011. The change in cash provided by financing activities for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 is primarily due to increased net borrowings under our revolving credit facilities to support increased working capital requirements as a result of increased sales.

Off-Balance Sheet Transactions
In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and payment guarantees. No liabilities related to these arrangements are reflected in our consolidated/condensed consolidated balance sheets, and we do not expect any material adverse effect on our financial condition, results of operations and/or cash flows to result from these off-balance sheet arrangements.

At September 30, 2012 and December 31, 2011, we had the following outstanding guarantees:

	September 30, 2012	December 31, 2011
Maximum potential obligations (undiscounted)	$25.5	$30.7
Guaranteed commitments outstanding	21.5	27.4

Commitments and Contractual Obligations
Our commitments and contractual obligations principally include obligations associated with our outstanding indebtedness, purchase commitments and future minimum operating lease obligations. The information presented in the table below reflects our estimate of the contractual maturities of our obligations at September 30, 2012 including the effects of the completion of the 2020 Notes offering and the application of the net proceeds from that offering:

	Payments due by period ending December 31,
(in millions)	2012 (remaining)	2013	2014 and 2015	2016 and 2017	Thereafter	Total
Contractual obligations—
2020 Notes (1)	$—	$49.3	$94.5	$94.5	$681.8	$920.1
2015 Notes (1)	—	—	—	—	—	—
EM revolving credit facility (2)	0.4	1.7	36.8	—	—	38.9
Amended and Restated BL revolving credit facility (3)	1.2	3.4	57.0	—	—	61.6
Seller Note (4)	—	0.4	0.8	1.0	76.8	79.0
Capital lease (5)	0.6	2.2	4.4	4.4	29.6	41.2
Operating lease obligations	1.1	3.8	4.0	0.8	0.4	10.1
Purchase commitments (6)	303.2	61.8	—	—	—	365.0
Derivative instruments—
Foreign currency exchange contracts (7)	37.1	13.9	—	—	—	51.0
Total	$343.6	$136.5	$197.5	$100.7	$788.6	$1,566.9

(1)
Includes $540.0 million of aggregate principal amount and approximately $47.3 million of annual interest expense associated with the 2020 Notes which EMC issued on October 16, 2012. We used $521.1 million of the net proceeds from the offering of the 2020 Notes to fully repay $465.0 million aggregate principal amount of the 2015 Notes as well as tender and redemption premiums, consent fees, accrued interest and other fees and expenses.

(2)
Includes $36.2 million of cash borrowings outstanding under the EM revolving credit facility and the related estimated interest payment obligations calculated using an interest rate of 4.57%, our weighted average interest rate paid for cash borrowings during the nine months ended September 30, 2012.

(3)
Includes $52.0 million of cash borrowings outstanding under the Amended and Restated BL revolving credit facility and the related estimated interest payment obligations calculated using an interest rate of 4.15%, our weighted average interest rate paid for cash borrowings during the nine months ended September 30, 2012.

(4)
Includes $46.8 million million of combined principal and accrued interest associated with the Seller Note. The Seller Note accrues compounding interest at a base rate of 2.18% and a contingent rate of 5.82%, a portion of which is added to the Seller Note balance to be paid at maturity on August 19, 2019.

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

Critical Accounting Policies
The accounting policies and related estimates that we believe are the most critical to understanding our condensed consolidated/combined consolidated financial statements, financial condition and results of operations and those that require management judgment and assumptions or involve uncertainties are disclosed in our Prospectus filed with the SEC on April 27, 2012. There have been no material changes to these critical accounting policies and related estimates during the nine months ended September 30, 2012.

Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 2 to our condensed consolidated/combined consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of operations, we are exposed to market risks arising from adverse changes in interest rates on our variable rate debt and foreign exchange rate risk related to our foreign operations and foreign currency transactions. Market risk is defined for these purposes as the potential change in the fair value of financial assets or liabilities resulting from an adverse movement in interest rates or foreign exchange rates. There have been no material changes to these market risks from that which was disclosed in our Prospectus filed with the SEC on April 27, 2012. For a further discussion of our derivative instruments and their fair values, see Notes 14 and 15 to our condensed consolidated/combined consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
During the period covered by this report, our management performed an evaluation, under the supervision and with the participation of our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chairman and Chief Executive Officer along with our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures at September 30, 2012 are effective in ensuring that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we are party to various claims and legal proceedings related to our business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management believes the resolution of such uncertainties and the incurrence of such costs will not have a material effect on our condensed consolidated financial position, results of operations and/or cash flows. For information regarding any pending or threatened litigation, see Note 12 to the condensed consolidated/combined consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our Prospectus filed with the SEC on April 27, 2012.

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

EDGEN GROUP INC.

Dated: November 9, 2012	/s/	Daniel J. O’Leary
Daniel J. O’Leary
Chairman and Chief Executive Officer

Dated: November 9, 2012	/s/	David L. Laxton, III
David L. Laxton, III
Executive Vice President and Chief Financial Officer

EXHIBIT
INDEX

Exhibit	Title
10.1
Eighth Amendment to Credit Agreement, dated as of August 24, 2012, by and among Edgen Murray Corporation, Edgen Murray Canada Inc., Edgen Murray Europe Limited, Edgen Murray Pte. Ltd., the Loan Parties party thereto, JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch, J.P. Morgan Europe Limited, The HongKong and Shanghai Banking Corporation Limited and the Lenders party thereto.

10.2
Ninth Amendment to Credit Agreement, dated as of September 28, 2012, by and among Edgen Murray Corporation, Edgen Murray Canada Inc., Edgen Murray Europe Limited, Edgen Murray Pte. Ltd., the Loan Parties party thereto, JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch, J.P. Morgan Europe Limited, The HongKong and Shanghai Banking Corporation Limited and the Lenders party thereto.

10.3
Amendment No. 1 to Credit Agreement, dated as of August 7, 2012, by and among Bourland & Leverich Supply Co. LLC, Regions Bank, RBS Business Capital and Regions Business Capital (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 8, 2012 (SEC File No. 001-35513).

10.4	Amendment No. 2 to Credit Agreement, dated as of September 28, 2012, by and among Bourland & Leverich Supply Co. LLC, Regions Bank, RBS Business Capital and Regions Business Capital

31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema

101.CAL	XBRL Calculation Linkbase

101.DEF	XBRL Definition Linkbase

101.LAB	XBRL Label Linkbase

101.PRE	XBRL Presentation Linkbase