Form 10-K
period 2012-12-31
Edgen Group Inc.
filed 2013-03-15
CIK 1537951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________

FORM 10-K
___________________________________________
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
___________________________________________

EDGEN GROUP INC.
(Exact name of registrant as specified in its charter)
___________________________________________

Commission File Number	State or Other Jurisdiction of Incorporation or Organization	IRS Employer Identification No.
001-35513	Delaware	38-3860801

18444 Highland Road
Baton Rouge, Louisiana 70809
(225) 756-9868
(Registrant's address of principal executive offices, including zip code and telephone number, including area code)
___________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act.    Yes ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The aggregate market value of the voting and non-voting Class A common stock held by non-affiliates of the registrant was approximately $93.8 million (computed by reference to the closing sale price of the registrant’s Class A common stock on the New York Stock Exchange (NYSE) on June 29, 2012. Common stock held as of such date by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock at March 13, 2013 is shown below:

Class and Par Value	Number of Shares Outstanding
Class A common stock, $0.0001 par value	18,945,154
Class B common stock, $0.0001 par value	24,343,138

DOCUMENTS INCORPORATED BY REFERENCE

Portions of this registrant's definitive proxy statement for its 2013 Annual Meeting of Stockholders to be filed pursuant to the Securities Exchange Act of 1934 with the Securities and Exchange Commission within 120 days of December 31, 2012 are incorporated herein by reference into Part III of this Annual Report on Form 10-K to the extent stated therein.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words "may," "could," "would," "should," "believe," "expect," "anticipate," "plan," "estimate," "target," "project," "intend," "can," "continue," "potential," "predicts," "will" and the negative of these terms or other comparable terminology. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, including the realization of net sales from our sales backlog, our business strategy and means to implement the strategy, our objectives, the strength of our cyber-security, industry trends, including statements regarding expected demand and product order levels, the amount of payments we may be required to make under our tax receivables agreement, the likelihood of our success in expanding our business, financing and refinancing plans, budgets, working capital needs, borrowing availability under our revolving credit agreement and other sources of liquidity.

Forward-looking statements are only predictions and are not guarantees of performance. You should not put undue reliance on our forward-looking statements. These statements are based on our management's beliefs and assumptions, which, in turn, are based on currently available information. These assumptions could prove inaccurate. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those described in (1) Part I, Item 1A - "Risk Factors" and Part II, Item 7 - "Critical Accounting Policies" within "Management's Discussion and Analysis of Financial Condition and Results of Operations"; (2) our reports and registration statements filed from time to time with the Securities and Exchange Commission ("SEC"); and (3) other announcements we make from time to time. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

Unless we state otherwise, "the Company," "Edgen," "Edgen Group," "we," "us," "our" and similar terms, refer to Edgen Group Inc. and, where appropriate, its direct and indirect subsidiaries.

A copy of this Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC, including all exhibits, is available on our internet website at http://www.edgengroup.com on the "Investors" page under the "Financial Information - SEC Filings" link. The information on our website is not incorporated by reference into this report.

PART I

Item 1. BUSINESS.

Our Company

Edgen Group Inc. is a leading global distributor of specialty products to the energy sector, including steel pipe, valves, quenched and tempered and high yield heavy plate, and related components. We manage our business in two reportable segments: Energy & Infrastructure ("E&I") and Oil Country Tubular Goods ("OCTG"), while primarily focusing on serving customers that operate in the upstream (conventional and unconventional oil and natural gas exploration, drilling and production in both onshore and offshore environments), midstream (gathering, processing, fractionation, transportation and storage of oil and natural gas) and downstream (refining and petrochemical applications) end-markets for oil and natural gas. We also serve power generation, civil construction and mining end-markets, which have a similar need for our technical expertise in specialized steel and specialty products. As of December 31, 2012, we had operations in ten countries and sales representative offices in five other countries, with our headquarters located in Baton Rouge, Louisiana. The following map shows our geographic footprint:

Our Formation and History

We were incorporated in December 2011 as a Delaware corporation to serve as the issuer in an initial public offering ("IPO") and as the ultimate parent company of our operating subsidiaries, Edgen Murray Corporation ("EMC") and its subsidiaries and Bourland & Leverich Supply Co. LLC ("B&L"). We own and control these operating subsidiaries through our approximately 43% economic interest in, and our 100% voting control of, our consolidated subsidiary, EDG Holdco LLC ("EDG LLC"), which indirectly owns 100% of, and controls, EMC and B&L.

Our Class A common stock is listed on the New York Stock Exchange under the symbol "EDG".

Initial Public Offering and Reorganization

On May 2, 2012, we completed an IPO of 15,000,000 shares of Class A common stock at an initial offering price of $11.00 per share, which generated net proceeds of $149.3 million after deducting underwriting discounts, expenses and transaction costs. We used these net proceeds to purchase membership units of EDG LLC, which were then used by EDG LLC to repay certain indebtedness of EMC and B&L.

Immediately prior to the consummation of the IPO, we were party to a series of transactions (the "Reorganization"). These transactions consisted of, among other things, the following:

(1)	Our formation of EDG LLC;

(2)	The contribution by Edgen Murray II, L.P. ("EM II LP") of all of the equity interests of EMGH Limited ("EMGH") to EMC, thereby making EMGH a wholly-owned subsidiary of EMC;

(3)	The redemption of EMC’s ownership interest in Bourland & Leverich Holdings LLC ("B&L Holdings") for an equivalent ownership interest in B&L, B&L Holdings’ former operating subsidiary;

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

As a result of the IPO and the Reorganization, we are the parent holding company of the historical businesses of EM II LP and B&L Holdings and have consolidated the results of these businesses with our own. The Reorganization has been accounted for as a transaction between entities under common control, as we, EM II LP, B&L Holdings, EDG LLC, and B&L have been since July 2010, and continue to be, under the collective common control of affiliates of Jefferies Capital Partners ("JCP").

Our Business

Our business is driven largely by global demand for energy, in particular by the levels of expenditures within the upstream, midstream and downstream end-markets for oil and natural gas, with approximately 94% of our net sales in 2012 derived from customers operating within the energy sector. As demand increases for energy, our customers typically increase their capital spending on infrastructure, which results in increased demand for the specialty products we supply. We believe we are an important link between our customers and suppliers because of our ability to match the needs of our customers with product offerings of our suppliers. Our customers often operate in remote geographical locations and severe environments that require materials capable of meeting exacting standards for temperature, pressure, corrosion and abrasion. We assist our customers around the world by providing:

•	access to a broad range of high quality products from multiple supplier sources;

•	coordination and quality control of logistics, staged delivery, fabrication and additional services;

•	understanding of supplier pricing, capacity and deliveries;

•	specialized product offerings of multiple suppliers to create complete material packages;

•	on-hand inventory of specialty products to reduce our customers' need to maintain large stocks of replacement products; and

•	capitalization necessary to manage multi-million dollar supply orders.

Many of the products we supply require specialized production to exacting technical and quality standards. We have established supply channels with a global network of suppliers to address our customers' demands. As our suppliers increasingly focus on their core production competencies rather than on sales, marketing and logistics, we are able to deliver numerous benefits to our suppliers, including:

•	active marketing of our suppliers' product offerings to customers;

•	knowledge of customer spending plans and material requirements;

•	aggregation of numerous orders to create the critical volume required to make the production of a specific product economically viable;

•	expertise and market knowledge to facilitate the development and sale of new products; and

•	delivery of value-added services to end users, including coordination of logistics, fabrication and additional services.

We believe our customers and suppliers rely on distributors as a way to improve delivery and reduce costs while maintaining product quality and service levels. Furthermore, we believe that the proliferation of new technologies within the upstream, midstream and downstream end-markets of the energy industry and the increased specialization of products needed to build and implement these technologies will continue to drive demand for our products and services.

Our Reportable Segments

We supply our specialty products through two reportable segments:

Energy and Infrastructure Products ("E&I")

Our E&I segment, branded as "Edgen Murray," serves customers in the Americas, Europe/Middle East/Africa ("EMEA") and Asia Pacific ("APAC") regions, distributing pipe, plate, valves and related components to upstream, midstream, downstream and select power generation, civil construction and mining customers across more than 35 global locations. This operating segment provides project and maintenance, repair and operations ("MRO") order fulfillment capabilities from stocking locations throughout the world.

Within our E&I segment, we track sales backlog, which represents our estimate of potential future net sales that we expect may result from contracts/orders currently awarded to us by our customers. The sales backlog is determined by the amount of undelivered third-party customer orders and may be revised upward or downward, or canceled by our customers in certain instances. We cannot assure you that the sales backlog amounts presented will ultimately be realized as net sales or that we will earn a profit on any of our sales backlog of orders.

The table below presents our sales backlog at the end of each year indicated:

	December 31,
(in millions)	2012	2011	2010
E&I sales backlog	$248	$353	$210

Realization of net sales from sales backlog is dependent on, among other things, our ability to fulfill purchase orders and transfer title to customers, which in turn is dependent on a number of factors, including our ability to obtain product from suppliers, and the customers' desired delivery schedule. The rate at which we recognize net sales varies based on the type of orders that make up the backlog and can vary materially from period to period. MRO-related orders typically ship more quickly than large project orders, which tend to have a longer-term delivery schedule.

We expect to fill the majority of our current E&I sales backlog within the next twelve months, although there can be no assurance that we will be able to do so. See Item 7 — Management's Discussion and Analysis of Financial Conditions and Results of Operations for additional discussion regarding sales backlog.

Oil Country Tubular Goods ("OCTG")

Our OCTG segment, branded as "Bourland & Leverich," is a leading provider of oil country tubular goods to the upstream conventional and unconventional onshore drilling markets in the United States ("U.S.") We deliver products through nine customer sales and service locations, including our Pampa, Texas operating center, and more than 50 third-party owned distribution facilities and stocking locations.

Within our OCTG segment, we do not aggregate our expected sales to track sales backlog, as there is generally no interval between the securing of an order and the earning of net sales.

Financial information for our two segments, including by geographic region, can be found in our combined consolidated financial statements included in this Annual Report on Form 10-K.

Global Sales and Marketing

We have developed our marketing approach to serve the needs of our customers. These customers operate across the energy sector and other heavy industrial applications. We organize our sales approach around the following markets: upstream, midstream and downstream oil and natural gas, power, civil construction, mining and nuclear. We believe that by focusing our sales strategy by market, we can concentrate our team's expertise around our customers' specific service and product requirements. We use this strategy to facilitate our growth through continued geographic market penetration and we seek to capitalize on both cross-selling opportunities and the potential for expanded product offerings within these markets.

Our business model and capital structure allow us to participate in larger scale capital projects that others within our markets cannot accommodate. We use our product availability and volume pricing from our suppliers to meet our customers' delivery needs on a timely and cost competitive basis. As a single global source of supply for our customers, we are also able to capitalize on MRO opportunities, which are typically recurring in nature and tend to have higher margins than larger scale capital projects. We believe that our ability to timely meet our customers' requirements for premium products and complete material packages on a global scale is unique and provides us a competitive advantage.

Our E&I sales teams operate in a matrix structure across geographies and end-markets. Within our global platform we have end-market specific sales teams that collaborate across borders to serve our customers, particularly on large capital projects to support energy demand. For example, construction of a new offshore platform may be engineered and designed in the U.S., procured in Europe, and fabricated and delivered to Asia. By having upstream-specific material supply chains and sales teams to support those efforts in all parts of the world, we can provide complete product offerings, technical expertise and logistical support to customers through all stages of project development from the early engineering and design phase through the delivery of products and follow up support, as well as MRO supply to customers for future maintenance needs.

We support our OCTG customers with account executives that seek to develop relationships in procurement and operating centers. Service personnel provide supply chain and logistics to field locations where the drilling activity exists. By timely meeting the supply chain and logistics needs of our customers, we seek to build on our customer relationships and give ourselves greater opportunities to fulfill our customers' future OCTG requirements.

Customers

We believe that we have a deep understanding of our customers' needs and strong and loyal relationships across the end markets that we serve. With a diverse group of more than 2,000 active customers, we believe that our customers value our ability to provide planning and budgeting insight, access to materials that can be difficult to procure, technical knowledge of those materials, multi-source and multi-product package coordination, timely delivery and excellent service. For the years ended December 31, 2012, 2011 and 2010, our ten largest customers represented 32%, 35% and 30%, respectively, of our net sales, with no one customer accounting for more than 10% of our total net sales during each of these respective years.

Our customers include:

•	multi-national and national oil and natural gas companies;

•	integrated oil and natural gas companies;

•	independent oil and natural gas companies;

•	engineering, procurement and construction firms;

•	onshore and offshore drilling contractors;

•	oil and natural gas transmission and distribution companies;

•	equipment fabricators;

•	petrochemical companies;

•	mining companies;

•	hydrocarbon, nuclear and renewable power generation companies;

•	public utilities;

•	civil construction contractors; and

•	municipal and transportation authorities.

We have secured preferred supply agreements with a variety of customers across our end-markets. Although the structures of these agreements are unique to the needs of each particular customer, they generally serve to provide our customers with ready access to the products they need and allow us to maintain mill allocation positions with suppliers by delivering a reasonably predictable purchasing level. Such agreements qualify us for a certain amount of potential sales volume in a particular product area or region, and they allow us to compete for business from our customers as one of their select few material suppliers. In our OCTG segment, we have several customized supply arrangements, which we coordinate closely with our customers' drilling programs and related needs. In addition, we monitor our customers' project specific needs to maximize efficiency for their material supply requirements.

Suppliers

We believe we have mutually beneficial, longstanding relationships with an established network of suppliers that would be difficult for others to replicate. These relationships enable us to stock and distribute a broad range of products. For the years ended December 31, 2012, 2011 and 2010, approximately 61%, 65% and 48%, respectively, of our purchases were from our top ten suppliers, the largest of which accounted for 25%, 26% and 14% of our material purchases for the years ended December 31, 2012, 2011 and 2010, respectively.

By focusing our purchasing power on certain suppliers' specialty product niches, we believe that we are able from time to time to achieve favored status with our suppliers in regard to lead times, pre-allocated mill time and space, discounts and payment terms. As we continue to strengthen our supplier relationships, we provide our customers with products that we believe are of greater importance to their business and have fewer substitutes. Although we concentrate our purchasing power on a select group of highly-valued suppliers, we have multiple sources for the products we distribute and focus on not being dependent on any single supplier.

We are a high-volume purchaser of specialty steel products, and we believe that we provide significant support as an intermediary between steel producers and our customers. There is a limited number of suppliers with the capabilities to produce these specialty steel products, and we believe that we have demonstrated to them over time that we are a superior quality, reliable and high-volume purchaser of their products. In addition, our participation in our customers' early planning stages for larger scale capital projects together with our in-depth understanding of our customers' programs, enable us to plan our purchases and provide our suppliers with critical intelligence and visibility to schedule production runs.

End users often require distributors to limit procurement to suppliers who have been qualified and appear on that end-user's approved manufacturers list ("AML"). When the requirements include specialty material, the AML may not offer enough choices to procure the material within the customer's required timetable. We use our supplier network to introduce new manufacturers to our customers and facilitate the expansion of their AMLs to include other suppliers who could meet the customer's requirements, benefiting both the supplier and the customer. We have also developed numerous relationships with third-party processing providers, such as pipe coating and pipe bending facilities, to provide value-added services to meet our customers' specific product requirements. We access multiple logistics providers such as ocean vessels, trucking companies, barge companies and rail companies to provide full delivery services.

Products

The catalog of products we supply consists of a broad range of steel plate, sections, pipe, components and valves. However, we generally focus on specialty carbon and alloy steel pipe, accompanying components, valves and quenched and tempered and high yield heavy plate.

 Upstream. For offshore rig construction, we supply specialty offshore-grade plate, pipe and structural beams, columns, valves, actuators, channels, angles, flats, rounds, squares and hollow sections. Many of these materials are manufactured through a quench and temper process that enables them to support extreme weight loads and withstand extreme temperatures. In many cases, the material is extremely thick and requires custom fabrication. This grade of steel is utilized for leg structures, including those supporting complex specialty platform, or jack-up rigs, used in shallow water drilling, as well as offshore transportation and production vessels. For offshore drilling, we supply large diameter conductor pipe, which stabilizes the drilling site, and drilling risers, which extend subsea wells to the surface for gathering and processing. In both instances, the material is exposed to tidal currents and in many cases extremely cold environments.

In onshore oil and natural gas exploration and production, we are a leading U.S. distributor of oil country tubular goods including surface, intermediate and production casing and tubing, all of which are consumed during the drilling and completion of oil and natural gas wells.

Midstream. We supply a full range of steel products utilized for gathering lines, product pipelines, oil and natural gas transmission, compression and storage. Our products include heavy wall, large diameter seamless and welded pipe and accompanying high yield fittings and components, along with a broad range of premium valves and valve actuators.

Downstream. In the extreme pressure, temperature and/or corrosive conditions found in refining and petrochemical applications, we supply specialty pipe, valves and fittings across many premium grades including carbon, chrome, nickel, stainless, low temperature and duplex materials. Additionally, we are able to cross-sell certain materials utilized in a refining environment to upstream customers for offshore production platforms and vessels.

Power and Nuclear. We supply steel products across power generation applications including fossil fuel, nuclear and renewable processes. We are accredited as a "Material Organization" by the American Society of Mechanical Engineers and hold a Quality System Certificate to supply products to the nuclear industry. The scope of products that we supply to the nuclear industry includes most sizes and grades of ferrous and non-ferrous pipe, fittings, flanges, plates, shapes, bars and valves under strict quality assurance requirements. Leading with our ability to supply nuclear-grade materials, we are able to cross-sell non-safety related products to our customers within the nuclear construction environment.

Civil construction and mining. We provide certified mill-tested large diameter heavy wall pipe, sheet and structural steel with full traceability that meets a wide range of material specifications for heavy civil construction, such as large scale installations for marine piling and construction, levee systems, major civil building structures, deep foundations and water works. Mining applications require materials that can withstand extreme wear from abrasive and corrosive conditions. We supply abrasion-resistant, induction-hardened, high yield, duplex, nickel alloy and Hastelloy pipe and accompanying components for mineral mining and processing and other difficult applications. Service offerings in this market often include coordination of high-performance coatings and linings, fabricated ends, wear bands, couplings and weld rings.

We do not manufacture any of our products. We are a distributor of our suppliers' manufactured products and often purchase these products in large quantities that are efficient for our suppliers to produce, and then subsequently resell these products in smaller quantities to meet our customers' requirements. We coordinate third-party services such as coating, cutting, finishing and material testing. We also provide ongoing delivery status reports and complete data packages at the time of delivery, including material test reports and certifications and coordinate global logistics including freight, shipping, customs requirements and on-site material inspection. We use our diverse product portfolio and supply channels to provide our customers with many different combinations of steel products required for the markets we serve.

Competition

We compete with other companies in our markets primarily in price, ability to deliver products in a timely manner, scale, access to materials and customer service. Purchase decisions by customers for which we compete are also influenced by previous experience with a particular distributor and a distributor's ability to supply the full range of specialty pipes, pipe components, tubes, plate, valves, sections and related components.

Our competitors fall into three main categories:

•
Large supply centers that typically carry sizeable amounts of inventory and who are in some cases subsidiaries of large publicly held companies. These competitors, though well capitalized, tend to focus on inventories that do not compete with the range of specialty products that we offer.

•
Smaller regional suppliers who focus on high turnover products from inventory and do not have the resources, supplier relationships, expertise or capacity to manage large projects or specialty materials.

•
Brokers and traders who are usually owned by various steelmakers and focus purely on sourcing material and who are limited by their ability to secure materials from the full range of global producers beyond the ones they represent.

We believe that none of our competitors offer the breadth and depth of specialty steel products in stock that we offer in any particular market. Although we have competitors with respect to many of the specific products we offer in certain markets, we believe that no one competitor or small group of competitors is dominant in any of our markets. While we must be price-competitive in all of our markets, we believe that our customers select our products based on the following factors:

•	our broad specialized product portfolio;

•	our global logistical support and procurement services;

•	our technical expertise and product selection consultation;

•	our capital, scale and footprint to supply large volume projects and MRO requirements; and

•	our history of quality customer service and long-standing relationships.

 Working Capital Practices

As of December 31, 2012 and 2011, our combined inventory and accounts receivable accounted for 68% and 67% of total assets, respectively, and as such, we allocate appropriate resources to manage these working capital assets. Maintaining an inventory of the products that our customers need is a key factor in capturing customer spending and maintaining customer satisfaction. We use various factors to plan inventory purchases, including customer feedback on their planned activities and our own sales history. We also consult with our suppliers on their capacity levels, planned mill production and pricing information in order to appropriately time our inventory purchases. Our practices centered on accounts receivable management include ongoing customer credit analysis and collection efforts and negotiation of payment terms on large project orders. Additionally, many of our customer incentive programs include timely payment as a requirement to earn the incentive.

Information Technology

We have an advanced information technology platform to help us manage our business. As a distributor, our primary operational focus is order management and our systems are designed to streamline the logistics involved with obtaining products from our suppliers, tracking those products within our sizable inventory and delivering those products to our customers.

Our E&I segment uses bar coded tags and wireless handheld scanners to track the inventory in the majority of our major distribution facilities, which allow our salespeople to quickly ascertain what products are available and where those products are located. The system allows for efficient pick and ship execution and is accessible from most of our locations worldwide.

In the Americas, business functions, including order management, procurement, inventory control, accounting and finance, operate on a unified Oracle platform. In EMEA and APAC, we operate under a separate enterprise resource planning system for inventory and order management. Our OCTG segment has a fit for purpose system as its product line is more narrowly focused. A single financial consolidation package is integrated with these systems for financial reporting and forecasting. We believe our combined information technology systems are well-protected against service disruptions. All production servers utilize widely-available components, minimizing single points of failure. We provide our primary data center in Baton Rouge, Louisiana with redundant cooling, battery backup, generator power and carded access. Finally, we lease a full disaster recovery site in Dallas, Texas in the event the Baton Rouge systems are disrupted for an extended period of time.

Intellectual Property

We, or our affiliates, have registered the EDGEN MURRAY™ trademark in the U.S. and critical markets in Europe, Asia, Australia, Mexico, Canada, the Caribbean, Central and South America and the Middle East. We, or our affiliates, have also applied to register the trademark in several additional jurisdictions in the Middle East, Asia, Africa, the Caribbean, South America and Europe, as well as India and the Russian Federation. We claim common law rights in the EDGEN MURRAY™ trademark in those jurisdictions that recognize trademark rights based on use without registration. We also claim common law trademark rights to a number of other names important to our business, including Edgen™, Bartow Steel™, Resource Pipe Co.™, SISCO™, Thomas Pipe™, Pro Metals™ and Radnor Alloys™, although we have not applied for federal or international registration for them. We, or our affiliates, have commenced registering the trademark EDGEN™ in the U.S. and all critical markets in Europe, Asia, Australia, the Middle East, Canada, Mexico and South America. We claim common law rights in, and our OCTG segment currently uses, the "BOURLAND & LEVERICH," "BOURLAND & LEVERICH SUPPLY CO.," "B&L SUPPLY PROPERTIES" trademarks in the United States.

We recognize the importance to our business of the various intellectual property rights, including trademarks that we use. While we acknowledge that the statutory rights arising from a successful trademark registration generally give greater certainty as to the ownership of the registered trademark as well as make enforcement of the owner's rights against third parties easier than if it had to rely on the enforcement of its unregistered rights in the trademark, we nevertheless believe that adequate protection of the goodwill in the trademarks used by our business is afforded through the various unregistered rights that are acquired simply by use over a period of time in a number of the jurisdictions in which we operate.

Environmental Matters

Our operations are subject to extensive and frequently changing federal, state, local and foreign laws and regulations relating to the protection of human health and the environment, including those limiting the discharge and release of pollutants into the environment and those regulating the transport, use, treatment, storage, disposal and remediation of, and exposure to, hazardous materials, substances and wastes. We believe that our operations are in substantial compliance with the applicable environmental laws and regulation. We have not made any material expenditures during the last three fiscal years in order to comply with environmental laws or regulations. Based on our experience to date, we believe that the future cost of compliance with existing environmental laws and regulations will not have a material adverse effect on our capital expenditures, earnings or competitive position. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Employees

At December 31, 2012, our workforce consisted of 597 full-time employees, 273 of whom are sales personnel. We are not a party to any collective bargaining agreements, and we consider our relations with our employees to be good.

Available Information

Our internet website address is www.edgengroup.com. Information on our website is not incorporated by reference in this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed with the SEC pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are accessible free of charge through our website as soon as reasonably practicable after the documents are filed with, or otherwise furnished to, the SEC.

Our Code of Conduct and Ethics is available on our website. Copies of such documents will be sent to security holders free of charge upon written request to the corporate secretary at the address shown on the cover page of this Annual Report on Form 10-K.

Item 1A. RISK FACTORS.

Volatility in the global energy infrastructure construction and maintenance market, particularly as a result of a significant decline in oil and natural gas prices and refining margins, has in the past reduced, and could in the future reduce, the demand for the products we supply, which could cause our net sales and margins to decrease.

Proceeds from the sale of products to the global energy infrastructure market constitute a significant portion of our net sales. As a result, we depend upon the global energy infrastructure market, and in particular the oil and natural gas industry, and upon the ability and willingness of industry participants to make capital and operating expenditures to explore for, develop and produce, transport, process and refine oil and natural gas. The industry’s willingness to make these expenditures depends largely upon the availability of attractive drilling prospects, regulatory requirements and limitations, the prevailing view of future oil and natural gas prices, refinery margins and general economic conditions. As we have experienced in 2010, 2011 and continuing in 2012, volatile oil and natural gas prices can lead to variable capital expenditures and infrastructure project spending by industry participants, which in turn can affect the demand for the products we supply. Further sustained decreases in capital expenditures in the oil and natural gas industry could have a material adverse effect on our business, financial condition and results of operations. Many factors affect the supply of and demand for oil and natural gas and refined products, thereby affecting our net sales and cost of sales, including:

•	the level of U.S. and worldwide oil and natural gas production;
•	the level of U.S. and worldwide supplies of, and demand for, oil, natural gas and refined products;
•	the discovery rates of new oil and natural gas resources;
•	the expected cost of delivery of oil, natural gas and refined products;
•
the availability of attractive oil and natural gas fields for production, which may be affected by governmental action or environmental policy, which may restrict exploration and development prospects;

•	U.S. and worldwide refinery utilization rates;
•	the amount of capital available for development and maintenance of oil, natural gas and refined products infrastructure;
•	changes in the cost or availability of transportation infrastructure and pipeline capacity;
•	levels of oil and natural gas exploration activity;
•	national, governmental and other political requirements, including the ability of the Organization of the Petroleum Exporting Countries to set and maintain production levels and pricing;
•	the impact of political instability, terrorist activities, piracy or armed hostilities involving one or more oil and natural gas producing nations;
•	pricing and other actions taken by competitors that impact the market;
•	the failure by industry participants to implement planned capital projects successfully or to realize the benefits expected for those projects;
•	the cost of, and relative political momentum in respect of, developing alternative energy sources;
•
U.S. and non-U.S. governmental laws and regulations, especially anti-bribery law enforcement in underdeveloped nations, environmental and safety laws and regulations (including mandated changes in fuel consumption and specifications), trade laws, commodities and derivatives trading regulations and tax policies;

•	the impact of proposed legislation that may repeal or significantly reduce certain tax incentives and subsidies available to oil and natural gas companies;
•	technological advances in the oil and natural gas industry;
•	natural disasters, including hurricanes, tsunamis, earthquakes and other weather-related events; and
•	the overall global economic environment.

Oil and natural gas prices and processing and refining margins have been and are expected to remain volatile. This volatility may cause our customers to change their strategies and capital expenditure levels. We are experiencing, have experienced in the past and may experience in the future, significant fluctuations in our business, financial condition and results of operations based on these changes. In particular, such continued volatility in the oil, natural gas and refined products margins and markets more generally could materially and adversely affect our business, financial condition, results of operations and liquidity.

The prices we pay and charge for steel products, and the availability of steel products generally, may fluctuate due to a number of factors beyond our control, which could materially and adversely affect the value of our inventory, business, financial condition, results of operations and liquidity.

We purchase large quantities of steel products from our suppliers for distribution to our customers. The steel industry as a whole is cyclical and at times pricing and availability of these products change depending on many factors outside of our control, such as general global economic conditions, competition, consolidation of steel producers, cost and availability of raw materials necessary to produce steel (such as iron ore, coking coal and steel scrap), production levels, labor costs, freight and shipping costs, natural disasters, political instability, import duties, tariffs and other trade restrictions, currency fluctuations and surcharges imposed by our suppliers.

We seek to maintain our profit margins by attempting to increase the prices we charge for the products we supply in response to increases in the prices we pay for them. However, demand for the products we supply, the actions of our competitors, our contracts with certain of our customers and other factors largely out of our control will influence whether, and to what extent, we can pass any such steel cost increases and surcharges on to our customers. We may be unable to pass increased supply costs on to our customers because a portion of our net sales are derived from stocking program arrangements, contracts and MRO arrangements which provide certain customers time limited price protection, which may obligate us to sell products at a set price for a specific period or because of general competitive conditions. If we are unable to pass on higher costs and surcharges to our customers, or if we are unable to do so in a timely manner, our business, financial condition, results of operations and liquidity could be materially and adversely affected.

Alternatively, if the price of steel decreases significantly or if demand for the products we supply decreases because of increased customer, manufacturer or distributor inventory levels of specialty steel pipe, pipe components, high yield structural steel products and valves, we may be required to reduce the prices we charge for the products we supply to remain competitive. These factors may affect our net sales, cost of sales and cash flow and may also require us to write-down the value of inventory on hand that we purchased prior to the steel price decreases, which could materially and adversely affect our business, financial condition, results of operations and liquidity. Although we did not have any significant write-downs during the years ended December 31, 2012, 2011 and 2010, there can be no assurances such write-downs will not occur in the future.

Our business could also be negatively impacted by the importation of lower-cost specialty steel products into the U.S. market. An increase in the level of imported lower-cost products could adversely affect our business to the extent that we then have higher-cost products in inventory or if prices and margins are driven down by increased supplies of such products. These events could also have a material adverse effect on our net sales, cost of sales and results of operations. These risks may be heightened if recently imposed tariffs on certain imported competing products and oil country tubular goods are reduced, eliminated or allowed to expire.

In addition, we expect an increase in the supply of certain steel products within the oil country tubular goods market over the next several years as existing manufacturers increase their capacity to produce such goods and as new manufacturing competitors enter the market. If this new supply is not supported by additional demand, our prices could be adversely impacted. If our sales prices decrease significantly or the demand for our products decreases as a result of these market conditions, there could be a material adverse effect on our business, financial condition, results of operations or cash flows

We may experience unexpected supply shortages.

We supply products from a wide variety of vendors and suppliers. In the future we may have difficulty obtaining the products we need from suppliers and manufacturers as a result of unexpected demand or production difficulties. Also, products may not be available to us in quantities sufficient to meet customer demand. Failure to fulfill customer orders in a timely manner could have an adverse effect on our relationships with these customers. Our inability to obtain products from suppliers and manufacturers in sufficient quantities to meet demand could have a material adverse effect on our business, financial condition and results of operations.

We maintain an inventory of products for which we do not have firm customer orders. As a result, if prices or sales volumes decline, our net sales, cost of sales and results of operations could be adversely affected.

Our profitability, results of operations and cash flows may be negatively affected if we are unable to sell our inventory in a timely manner. Because we maintain substantial inventories of specialty steel products for which we do not have firm customer orders, there is a risk that we will be unable to sell our existing inventory at the volumes and prices we expect. For example, the value of our inventory could decline if the prices we are able to charge our customers decline. In that case, we may experience reduced margins or losses as we dispose of higher-cost products at reduced market prices. Although we did not incur significant losses related to inventory liquidation during the years ended December 31, 2012, 2011 and 2010, there can be no assurance that such losses will not occur in the future.

Our ten largest customers account for a substantial portion of our net sales, and the loss of any of these customers could have a material, adverse effect on our business, results of operations and cash flow.

Our ten largest customers accounted for approximately 32%, 35% and 30% of our net sales for the years ended December 31, 2012, 2011 and 2010, respectively. We may lose a customer for any number of reasons, including as a result of a merger or acquisition, the selection of another provider of specialty steel products, business failure or bankruptcy of the customer or dissatisfaction with our performance. Consistent with industry practice, we do not have long-term contracts with most of our major customers. Additionally our customers with whom we do not have fixed-term contracts have the ability to terminate their relationships with us at any time. Moreover, to the extent we have contracts with our major customers, these contracts generally may be discontinued with 30 days notice by either party, are not exclusive and do not require minimum levels of purchases. Loss of any of our major customers could adversely affect our business, results of operations and cash flow.

Loss of key suppliers could decrease our sales volumes and overall profitability.

For the years ended December 31, 2012, 2011 and 2010, our ten largest suppliers accounted for approximately 61%, 65% and 48% of our purchases, respectively, with our single largest supplier accounting for approximately 25%, 26% and 14% of our purchases during the same periods, respectively. Consistent with industry practice, we do not have long-term contracts with most of our suppliers. Therefore, most of our suppliers have the ability to terminate their relationships with us or reduce their planned allocations of product to us at any time. The loss of any of these suppliers due to merger or acquisition, business failure, bankruptcy or other reason could put us at a competitive disadvantage by decreasing the availability or increasing the prices, or both, of products we supply, which in turn could result in a decrease in our sales volumes and overall profitability.

Our business is sensitive to economic downturns and adverse credit market conditions, which could adversely affect our business, financial condition, results of operations and liquidity.

Aspects of our business, including demand for and availability of the products we supply, are dependent on, among other things, the state of the global economy and adverse conditions in the global credit markets. Our business has been affected in the past and may be affected in the future by the following:

•	our customers reducing or eliminating capital expenditures as a result of reduced demand from their customers;
•
our customers not being able to obtain sufficient funding at a reasonable cost or at all as a result of tightening credit markets, which may result in delayed or canceled projects or maintenance expenditures;

•	our customers not being able to pay us in a timely manner, or at all, as a result of declines in their cash flows or available credit;
•
experiencing supply shortages for certain products if our suppliers reduce production as a result of reduced demand for their products or as a result of limitations on their ability to access credit for their operations;

•	experiencing tighter credit terms from our suppliers, which could increase our working capital needs and potentially reduce our liquidity; and
•	the value of our inventory declining if the sales prices we are able to charge our customers decline.

As a result of these and other effects, economic downturns have, and could in the future, materially and adversely affect our business, financial condition, results of operations and liquidity.

In addition, market disruptions, such as the recent global economic recession, could adversely affect the creditworthiness of lenders under our debt facilities. Any reduced credit availability under our credit facilities could require us to seek other forms of liquidity through financing in the future and the availability of such financing will depend on market conditions prevailing at that time.

We rely on our suppliers to meet the required specifications for the products we purchase from them, and we may have unreimbursed losses arising from our suppliers’ failure to meet such specifications.

We rely on our suppliers to provide mill certifications that attest to the specifications and physical and chemical properties of the steel products that we purchase from them for resale. We generally do not undertake independent testing of any such steel but rely on our customers or assigned third-party inspection services to notify us of any products that do not conform to the specifications certified by the mill or equipment fabricators. We may be subject to customer claims and other damages if products purchased from our suppliers are deemed to not meet customer specifications. These damages could exceed any amounts that we are able to recover from our suppliers or under our insurance policies. Failure to provide products that meet our customer’s specifications would adversely affect our relationship with such customer, which could materially and adversely impact our business and results of operations.

Loss of third-party transportation providers upon which we depend, failure of such third-party transportation providers to deliver quality service or conditions negatively affecting the transportation industry could increase our costs and disrupt our operations.

We depend upon third-party transportation providers for delivery of products to our customers. Shortages of transportation vessels, transportation disruptions or other adverse conditions in the transportation industry due to shortages of truck drivers, strikes, slowdowns, piracy, terrorism, disruptions in rail service, closures of shipping routes, unavailability of ports and port service for other reasons, increases in fuel prices and adverse weather conditions could increase our costs and disrupt our operations and our ability to deliver products to our customers on a timely basis. We cannot predict whether or to what extent any of these factors would affect our costs or otherwise harm our business. In addition, the failure of our third-party transportation providers to provide high quality customer service when delivering product to our customers would adversely affect our reputation and our relationship with our customers and could negatively impact our business and results of operations.

Significant competition from a number of companies could reduce our market share and have an adverse effect on our selling prices, sales volumes and results of operations.

We operate in a highly competitive industry and compete against a number of other market participants, some of which have significantly greater financial, technological and marketing resources than we do. We compete primarily on the basis of pricing, availability of specialty products and customer service. We may be unable to compete successfully with respect to these or other competitive factors. If we fail to compete effectively, we could lose market share to our competitors. Moreover, our competitors’ actions could have an adverse effect on our selling prices and sales volume. To compete for customers, we may elect to lower selling prices or offer increased services at a higher cost to us, each of which could impact our net sales, cost of sales and results of operations. There can be no assurance that we will be able to compete successfully in the future, and our failure to do so could adversely affect our business, financial condition and results of operations.

Loss of key management or sales and customer service personnel could harm our business.

Our future success depends to a significant extent on the skills, experience and efforts of management. While we have not experienced problems in the past attracting and retaining members of our management team, the loss of any or all of these individuals could materially and adversely affect our business. We do not carry key-man life insurance on any member of management other than a policy inherited by us for our E&I segment president. We must continue to develop and retain appropriate staff and management if we are to realize our goal of continued expansion and growth. We cannot assure you that we will be able to do so in the future.

Because of the specialized nature of the products we supply and services we provide, generally only highly qualified and trained sales and customer service personnel have the necessary skills to market our products and provide product support to our customers. Such employees develop relationships with our customers that could be damaged or lost if these employees are not retained. We face intense competition for the hiring of these professionals. Any failure on our part to hire, train and retain a sufficient number of qualified sales and customer service personnel could materially and adversely affect our business. In particular, our efforts to continue expansion internationally will be dependent on our ability to continue to hire and train a skilled and knowledgeable sales force to attract customers in these markets. In addition, a significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we must pay, or both. The actual occurrence of any of these events could appreciably increase our cost structure and, as a result, materially impair our growth potential and our results of operations.

The development of alternatives to steel product distributors in the supply chain in the industries in which we operate could cause a decrease in our net sales and results of operations and limit our ability to grow our business.

If our customers were to acquire or develop the capability and desire to purchase products directly from our suppliers in a competitive fashion, it would likely reduce our sales volume and overall profitability. Our suppliers also could expand their own local sales forces, marketing capabilities and inventory stocking capabilities and sell more products directly to our customers. Likewise, customers could purchase from our suppliers directly in situations where large orders are being placed and where inventory and logistics support planning are not necessary in connection with the delivery of the products. These and other actions that remove us from, limit our role in, or reduce the value that our services provide in the distribution chain could materially and adversely affect our business, financial condition and results of operations.

Our customers that are pursuing unconventional or offshore oil and natural gas resources, or that are using new drilling and extraction technologies, such as horizontal drilling and hydraulic fracturing, could face regulatory, political and economic challenges that may result in increased costs and additional operating restrictions or delays as well as adversely affect our business and operating results.

The pursuit of unconventional oil and natural gas resources, the expansion of offshore drilling and exploration, as well as new drilling and extraction technologies, including hydraulic fracturing and horizontal drilling, have received significant regulatory and political focus. Hydraulic fracturing is an essential technology for the development and production of unconventional oil and natural gas resources. The hydraulic fracturing process in the U.S. is typically subject to state and local regulation, and has been exempt from federal regulation under the federal Safe Drinking Water Act since 2005 (except when the fracturing fluids or propping agents contain diesel fuels). Based in part on increasing public awareness of hydraulic fracturing on drinking water, Congress has considered, and may in the future consider, legislation to impose additional federal requirements on hydraulic fracturing.  The Department of Interior (with respect to hydraulic fracturing on federal lands) and several states are considering or have adopted regulations that require the disclosure of the chemical constituents in hydraulic fracturing fluids. Several states have enacted similar chemical disclosure regulations. The availability of this information could make it easier for third parties to initiate legal proceedings based on allegations that specific chemicals used in the hydraulic fracturing process could adversely affect groundwater.

The United States Environmental Protection Agency ("EPA") is conducting a comprehensive study of the potential environmental impacts of hydraulic fracturing activities, and a committee of the House of Representatives is also conducting an investigation of hydraulic fracturing practices. In August and November 2011, the United States Department of Energy Shale Gas Subcommittee ("DOE") issued two reports on measures that can be taken to reduce the potential environmental impacts of shale gas production. The results of the DOE and EPA studies and House investigation could lead to restrictions on hydraulic fracturing. In April 2012, the EPA adopted new regulations under the federal Clean Air Act requiring flaring of gas from these wells and “green completions” by 2015.  The EPA has also announced its intention to propose regulations by 2014 under the federal Clean Water Act to regulate wastewater discharges from hydraulic fracturing and other gas production. In addition, various state and local governments, as well as the United States Department of Interior and certain river basin commissions, have taken steps to increase regulatory oversight of hydraulic fracturing through additional permit requirements, operational restrictions, disclosure obligations and temporary or permanent bans on hydraulic fracturing in certain local jurisdictions or in environmentally sensitive areas such as watersheds. Any future federal, state or local laws or regulations imposing reporting obligations on, or otherwise limiting, the hydraulic fracturing process could make it more difficult to complete oil and natural gas wells in certain formations. Although we do not conduct any hydraulic fracturing operations, any decrease in drilling activity by our customers resulting from the increased regulatory restrictions and costs associated with hydraulic fracturing, or any permanent, temporary or regional prohibition of the uses of this technology, could adversely affect demand for the products we supply and our results of operations.

Changes in the payment terms we receive from our suppliers could have a material adverse effect on our liquidity.

The payment terms we receive from our suppliers are dependent on several factors, including, but not limited to, our payment history with the supplier, the supplier’s credit granting policies, contractual provisions, our credit profile, industry conditions, global economic conditions, our recent operating results, financial position and cash flows and the supplier’s ability to obtain credit insurance on amounts that we owe them. Adverse changes in any of these factors, many of which may not be wholly in our control, may induce our suppliers to shorten the payment terms of their invoices. For example, as a result of the worldwide economic recession and its impact on steel demand and prices, some of our suppliers have experienced a reduction in trade credit insurance available to them for sales to foreign accounts. This reduction in trade credit insurance has resulted in certain suppliers reducing the available credit they grant to us and/or requiring other forms of credit support, including letters of credit and payment guarantees, which reduces our overall borrowing availability. Since we incur costs for trade finance instruments , this trend has increased our borrowing costs, although not significantly. Given the large amounts and volume of our purchases from suppliers, a change in payment terms may have a material adverse effect on our liquidity and our ability to make payments to our suppliers, and consequently may have a material adverse effect on our business, financial condition and results of operations.

We are a holding company with no revenue generating operations of our own. We depend on the performance of our subsidiaries and their ability to make distributions to us.

We are a holding company with no business operations, sources of income or assets of our own other than our ownership interests in our subsidiaries. Because all of our operations are conducted by our subsidiaries, our cash flow and our ability to repay debt that we currently have and that we may incur in the future and our ability to pay distributions to our stockholders are dependent upon cash dividends and distributions or other transfers from our subsidiaries. Payment of dividends, distributions, loans or advances by our subsidiaries to us are subject to restrictions imposed by our revolving credit facility and the indenture governing EMC's senior secured notes due 2020 (the "2020 Notes"). Our revolving credit agreement limits our ability to allocate cash flow or resources among certain subsidiaries. See Item 7 — Management's Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Capital Resources — Debt for additional information. In addition, payments or distributions from our subsidiaries could be subject to restrictions on dividends or repatriation of earnings, monetary transfer restrictions and foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate. In particular, EMGH, our principal U.K. subsidiary, may only pay dividends out of distributable profits under English law.

Our subsidiaries are separate and distinct legal entities. Any right that we have to receive any assets of or distributions from any of our subsidiaries upon the bankruptcy, dissolution, liquidation or reorganization of any such subsidiary, or to realize proceeds from the sale of their assets, will be junior to the claims of that subsidiary's creditors, including trade creditors and holders of debt issued by that subsidiary.

Risks generally associated with acquisitions, including identifying and integrating future acquisitions, could adversely affect our growth strategy.

A key element of our growth strategy has been, and is expected to be, the pursuit of acquisitions of other businesses that either expand or complement our global platform. However, we cannot assure you that we will be able to consummate future acquisitions on favorable terms, if at all, because of uncertainty in respect of competition for such acquisitions, availability of financial resources or regulatory approval or other reasons. Additionally, we cannot assure you that we will be able to identify additional acquisitions or that we would realize any anticipated benefits from such acquisitions.

Integrating businesses involves a number of risks, including the possibility that management may be distracted from regular business concerns by the need to integrate operations, unforeseen difficulties in integrating operations and systems, problems concerning assimilating and retaining the employees of the acquired business, accounting issues that arise in connection with the acquisition, including amortization of acquired assets, challenges in retaining customers, assumption of known or unknown material liabilities or regulatory non-compliance issues and potentially adverse short term effects on cash flow or operating results. Acquired businesses may require a greater amount of capital, infrastructure or other spending than we anticipate. In addition, we may issue equity, which could dilute current stockholders' percentage ownership, or incur debt to finance future acquisitions, which could increase our leverage. Further, we may face additional risks to the extent that we make acquisitions of international companies or involving international operations, including, among other things, compliance with foreign regulatory requirements, political risks, difficulties in enforcement of third-party contractual obligations and integration of international operations with our domestic operations. If we are unable to successfully complete and integrate strategic acquisitions in a timely manner, our growth strategy could be adversely impacted.

Our global operations, in particular those in emerging markets, are subject to various risks which could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to certain risks associated with doing business globally, particularly in emerging markets. Our net sales outside of the U.S. represented approximately 21%, 21% and 28% of our net sales for the years ended December 31, 2012, 2011 and 2010, respectively. One of our growth strategies is to pursue opportunities for our business in a variety of geographies outside the U.S., which could be adversely affected by the risks set forth below. Our operations are subject to risks associated with the political, regulatory and economic conditions of the countries in which we operate, such as:

•	the burden of complying with multiple and possibly conflicting laws and any unexpected changes in regulatory requirements, including those disrupting purchasing and distribution capabilities;
•
foreign currency exchange controls, import and export restrictions and tariffs, including restrictions promulgated by the Office of Foreign Assets Control of the U.S. Department of the Treasury, and other trade protection regulations and measures;

•	political risks, including risks of loss due to civil disturbances, acts of terrorism, acts of war, piracy, guerrilla activities and insurrection;
•	unstable economic, financial and market conditions and increased expenses as a result of inflation, or higher interest rates;
•	difficulties in enforcement of third-party contractual obligations and collecting receivables through foreign legal systems;
•
foreign governmental regulations that favor or require the awarding of contracts to local contractors or by regulations requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction;

•	difficulty in staffing and managing international operations and the application of foreign labor regulations;
•	workforce uncertainty in countries where labor unrest is more common than in the U.S.;
•	differing local product preferences and product requirements;
•	fluctuations in currency exchange rates to the extent that our assets or liabilities are denominated in a currency other than the functional currency of the country where we operate;
•
potentially adverse tax consequences from changes in tax laws, requirements relating to withholding taxes on remittances and other payments by subsidiaries and restrictions on our ability to repatriate dividends from our subsidiaries;

•
exposure to liabilities under anti-corruption and anti-money laundering laws and regulations, including the U.S. Foreign Corrupt Practices Act ("FCPA"), the U.K. Bribery Act 2010 and similar laws and regulations in other jurisdictions; and

•	enhanced costs associated with complying with increasing anti-corruption and anti-money laundering governmental regulation.

Any one of these factors could materially adversely affect our sales of products or services to global customers or harm our reputation, which could materially adversely affect our business, financial condition and results of operations.

Exchange rate fluctuations could adversely affect our financial position and results of operations.

In the ordinary course of our business, we enter into purchase and sales commitments that are denominated in currencies that differ from the functional currency used by our operating subsidiaries. Currency exchange rate fluctuations can create volatility in our financial position, results of operations and/or cash flows.

Although we may enter into foreign exchange agreements with financial institutions in order to reduce our exposure to fluctuations in currency exchange rates, these transactions, if entered into, will not eliminate that risk entirely. To the extent that we are unable to match sales received in foreign currencies with expenses paid in the same currency, exchange rate fluctuations could have a negative impact on our financial position, results of operations and/or cash flows. Additionally, because our combined consolidated financial results are reported in U.S. dollars, if we generate net sales or earnings within entities whose functional currency is not the U.S. dollar, the translation of such amounts into U.S. dollars can result in an increase or decrease in the amount of our net sales or earnings. With respect to our potential exposure to foreign currency fluctuations and devaluations, for the year ended December 31, 2012, approximately 21% of our net sales originated from subsidiaries outside of the U.S. in currencies including, among others, the pound sterling and euro. As a result, a material decrease in the value of these currencies may have a negative impact on our reported net sales, net income and cash flows. Any currency controls implemented by local monetary authorities in countries where we currently operate could adversely affect our business, financial condition and results of operations.

Due to the global nature of our business, we could be adversely affected by violations of the FCPA, similar antibribery laws in other jurisdictions in which we operate and various international trade and export laws.

The global nature of our business creates various domestic and local regulatory challenges. FCPA, and similar antibribery laws in other jurisdictions generally prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. The U.K. Bribery Act 2010 prohibits certain entities from making improper payments to governmental officials and to commercial entities.

Our policies mandate compliance with these and other anti-bribery laws. We operate in many parts of the world that experience corruption by government officials to some degree and, in certain circumstances, compliance with antibribery laws may conflict with local customs and practices. Our global operations require us to import and export to and from myriad countries, which geographically stretches our compliance obligations. To help ensure compliance, our anti-bribery policy and training on a global basis provide our employees with procedures, guidelines and information about anti-bribery obligations and compliance. Further, we require our partners, subcontractors, agents and others who work for us or on our behalf to comply with anti-bribery laws. We also have procedures and controls in place designed to ensure internal and external compliance. However, such anti-bribery policy, training, internal controls and procedures will not always protect us from reckless, criminal or unintentional acts committed by our employees, agents or other persons associated with us. If we are found to be in violation of the FCPA, the U.K. Bribery Act 2010 or other anti-bribery laws (either due to acts or inadvertence of our employees, or due to the acts or inadvertence of others), we could suffer criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.

Hurricanes or other adverse weather events could negatively affect our local economies or disrupt our operations, which could have an adverse effect on our business or results of operations.

Our geographic market areas in the southeastern U.S. and APAC are susceptible to tropical storms, or, in more severe cases, hurricanes and typhoons, respectively. Such weather events can disrupt our operations or those of our customers or suppliers, result in damage to our properties and negatively affect the local economies in which we operate. Additionally, we may experience communication disruptions with our customers, suppliers and employees.

We cannot predict whether, or to what extent, damage caused by future hurricanes and tropical storms will affect our operations or the economies in those market areas. Such weather events could result in a disruption of our purchasing and distribution capabilities, an interruption of our business that exceeds our insurance coverage, our inability to collect from customers, the inability of our suppliers to provide product, the inability of third-party transportation providers to deliver product and increased operating costs. Our business or results of operations may be adversely affected by these and other negative effects of hurricanes or other adverse weather events.

Our sales backlog is subject to unexpected fluctuations, adjustments and cancellations and may not be a reliable indicator of our future earnings.

Our sales backlog represents management’s estimate of potential future net sales that may result from contracts or orders currently awarded to us by our customers. Sales backlog is determined by the amount of undelivered third-party customer purchase orders and may be revised upward or downward, or canceled by our customers in certain instances. There can be no assurance that sales backlog will ultimately be realized as net sales, or that we will earn a profit on any of our sales backlog. Realization of net sales from our sales backlog is dependent on, among other things, our ability to fulfill purchase orders and transfer title to customers, which is in turn dependent on a number of factors, including our ability to obtain products from our suppliers. Further, because of the project nature of our business, sales orders and sales backlog can vary materially from period to period.

Our operations and those of our customers are subject to environmental laws and regulations. Liabilities or claims with respect to environmental matters could materially and adversely affect our business.

Our operations and those of our customers are subject to extensive and frequently changing federal, state, local and foreign laws and regulations relating to the protection of human health and the environment, including those limiting the discharge and release of pollutants into the environment and those regulating the transport, use, treatment, storage, disposal and remediation of, and exposure to, hazardous materials, substances and wastes. Failure to comply with environmental laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of fines and penalties, imposition of remedial requirements and the issuance of orders enjoining future operations or imposing additional compliance requirements on such operations. In addition, certain environmental laws can impose strict, joint and several liability without regard to fault on responsible parties, including past and present owners and operators of sites, related to cleaning up sites at which hazardous wastes or materials were disposed or released even if the disposals or releases were in compliance with applicable law at the time of those actions.

Our customers operate primarily in the upstream, midstream and downstream end-markets for oil and natural gas, each of which is highly regulated due to high level of perceived environmental risk. Liability under environmental laws and regulations could result in cancellation of or reduction in future oil and natural gas related activity. Future events, such as the discovery of currently unknown contamination or other matters, spills caused by future pipeline ruptures, changes in existing environmental laws and regulations or their interpretation and more vigorous enforcement policies by regulatory agencies, may give rise to additional expenditures or liabilities for our operations or those of our customers, which could impair our operations and adversely affect our business and results of operations.

In addition, various current and likely future federal, state, local and foreign laws and regulations could regulate climate change and the emission of greenhouse gases, particularly carbon dioxide and methane. Future climate change regulation could reduce demand for the use of fossil fuels, which could adversely impact the operations of our customers. We cannot predict the impact that such regulation may have, or that climate change may otherwise have, on our business.

Increased regulatory focus on worker safety and health, including pipeline safety, could subject us and our customers to significant liabilities and compliance expenditures.

Companies undertaking oil and natural gas extraction, processing and transmission infrastructure across the upstream, midstream and downstream end-markets are facing increasingly strict safety requirements as they manage and build infrastructure. As a result, our operations and those of our customers are subject to increasingly strict federal, state, local and foreign laws and regulations governing worker safety and employee health, including pipeline safety and exposure to hazardous materials. Future environmental and safety compliance could require the use of more specialized products and higher rates of maintenance, repair and replacement to ensure the integrity of our customers’ facilities. The Pipeline Inspection, Protection, Enforcement and Safety Act has established a regulatory framework that mandates comprehensive testing and replacement programs for transmission lines across the U.S. Pipeline safety is subject to state regulation as well as by the Pipeline and Hazardous Materials Safety Administration of the United States Department of Transportation, which, among other things, regulates natural gas and hazardous liquid pipelines. The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 bill that would further enhance federal regulation of pipeline safety passed Congress in December 2011. From time to time, administrative or judicial proceedings or investigations may be brought by private parties or government agencies, or stricter enforcement could arise, with respect to pipeline safety and employee health matters. Such proceedings or investigations, stricter enforcement or increased regulation of pipeline safety could result in fines or costs or a disruption of our operations and those of our customers, all of which could adversely affect our business and results of operations.

We could be subject to personal injury, property damage, product liability, warranty, environmental and other claims involving allegedly defective products that we supply.

The products we supply are often used in potentially hazardous applications that could result in death, personal injury, property damage, environmental damage, loss of production, punitive damages and consequential damages. Actual or claimed defects in the products we supply may result in our being named as a defendant in lawsuits asserting potentially large claims despite our not having manufactured the products alleged to have been defective. We may offer warranty terms that exceed those of the supplier, or we and the supplier may be financially unable to cover the losses and damages caused by any defective products that it manufactured and we supplied. Finally, the third-party supplier may be in a jurisdiction where it is impossible or very difficult to enforce our rights to obtain contribution in the event of a claim against us.

We may not have adequate insurance for potential liabilities.

In the ordinary course of business, we may be subject to various product and non-product related claims, laws and administrative proceedings seeking damages or other remedies arising out of our commercial operations. We maintain insurance to cover our potential exposure for most claims and losses. However, our insurance coverage is subject to various exclusions, self-retentions and deductibles, may be inadequate or unavailable to protect us fully, and may be canceled or otherwise terminated by the insurer. Furthermore, we face the following additional risks under our insurance coverage:

•	we may not be able to continue to obtain insurance coverage on commercially reasonable terms, or at all;
•
we may be faced with types of liabilities that are not covered under our insurance policies, such as damages from environmental contamination or terrorist attacks, and that exceed any amounts we may have reserved for such liabilities;

•	the amount of any liabilities that we may face may exceed our policy limits and any amounts we may have reserved for such liabilities; and
•	we may incur losses resulting from interruption of our business that may not be fully covered under our insurance policies.

Even a partially uninsured claim of significant size, if successful, could materially and adversely affect our business, financial condition, results of operations and liquidity. However, even if we successfully defend ourselves against any such claim, we could be forced to spend a substantial amount of money in litigation expenses, our management could be required to spend valuable time in the defense against these claims and our reputation could suffer, any of which could harm our business and financial condition.

Our internal controls over financial reporting may not be effective, which could have a significant and adverse effect on our business and reputation.

We are evaluating our internal controls over financial reporting in order to allow management to report on the design and operational effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and rules and regulations of the SEC, thereunder, which we refer to as Section 404. We are in the process of documenting and initiating tests of our internal control procedures in order to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. We are required to comply with the requirements of Section 404 for our fiscal year ending December 31, 2013. In addition, if we fail to achieve and maintain the adequacy of our internal controls over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our combined consolidated financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could adversely affect our results of operations.

We may incur asset impairment charges for goodwill and other indefinite lived intangible assets, which would result in lower reported net income (or higher net losses).

As of December 31, 2012, we had $36.6 million in goodwill and $158.9 million in other indefinite lived intangible assets. Under GAAP, we are required to evaluate our goodwill and other indefinite lived intangible assets for impairment at least annually, and additionally whenever a triggering event occurs that indicates the carrying value may not be recoverable. Our impairment testing consists first of a qualitative assessment where we determine whether the existence of certain events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, we determine it is more likely than not that the carrying amount of a reporting unit is less than its fair value, then performing the two-step impairment test is unnecessary. If we conclude otherwise, then we perform the first step of the two-step impairment test which requires the determination of the fair value of each reporting unit. Fair value of our reporting units is determined using discounted cash flows and guideline company multiples. Significant estimates used in calculating fair value include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and guideline company multiples for each of the reporting units. If these estimates or their related assumptions change in the future, we may be required to record impairment charges. If goodwill is determined to be impaired for any of our reporting units now or in the future, a non-cash charge would be required. Any such charge would result in lower reported net income (or higher net losses).

Based on our analysis, we concluded that an impairment charge was not necessary for the years ended December 31, 2012 and 2011; however, we did take a $62.8 million non-cash impairment charge during the year ended December 31, 2010. As facts and circumstances change for our business, we continue to monitor our goodwill and other indefinite lived intangible assets for impairment. We can provide no assurance that we will not be required to take an impairment charge in the future. Any impairment charge has an adverse effect on our stockholders’ equity and financial results and could cause a decline in our stock price.

Concentration of ownership among our existing executives, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Entities controlled by affiliates of JCP own 100% of our outstanding Class B common stock and approximately 57% of the voting power of our outstanding capital stock. In addition, our directors (other than affiliates of JCP), executive officers and employees hold approximately 9% of the voting power of Edgen Group in the aggregate. Furthermore, each of EM II LP and B&L Holdings are entitled to have a representative attend meetings of our board of directors as a non-voting observer so long as certain ownership thresholds are met. Accordingly, entities controlled by affiliates of JCP are able to elect all of the members of our board of directors and therefore control our management and affairs, including matters relating to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends. In addition, affiliates of JCP are able to determine the outcome of all matters requiring stockholder approval and are able to cause or prevent a change of control of our company or a change in the composition of our board of directors and can preclude any unsolicited acquisition of our company. We cannot assure you that the interests of these affiliates of JCP will not conflict with your interests.

As a "controlled company" within the meaning of the NYSE rules, we qualify for, and rely on, exemptions from certain corporate governance requirements.

Affiliates of JCP own more than 50% of the voting power for the election of our directors. As a result, we are considered a "controlled company" within the meaning of the corporate governance rules of the NYSE. Under these rules, a "controlled company" may elect not to comply with certain corporate governance requirements, including the requirement that a majority of its board of directors consist of independent directors and the requirement that it have a compensation committee and a nominating and corporate governance committee that are composed entirely of independent directors. We have elected to be treated as a controlled company and thus utilize certain of these exemptions. As a result, we do not have compensation and nominating and corporate governance committees consisting entirely of independent directors. Accordingly, for so long as we are a “controlled company,” you will not have the same protection afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

We will be required to pay EM II LP and B&L Holdings for most of the tax benefits relating to any additional tax depreciation or amortization deductions we may claim as a result of the tax basis step-up we may receive in connection with issuances of our Class A common stock pursuant to the Exchange Rights and certain other transactions that result in increases in our share of the tax basis of EDG LLC's assets.

Pursuant to two separate exchange agreements, EM II LP and B&L Holdings each have the right from time to time, subject to certain exceptions, to exchange their shares of Class B common stock and membership units of EDG LLC for shares of our Class A common stock on a one-for-one basis (subject to certain customary adjustments for stock splits, distributions and similar events).  We refer to these rights as the Exchange Rights.  The exercise of the Exchange Rights is expected to result in increases in our share of the tax basis of EDG LLC's assets if our tax basis in the EDG LLC membership units exchanged exceeds our share of the adjusted tax basis of EDG LLC's property. In addition, EMC's sale of its interests in B&L, EM II LP's and B&L Holdings' sale of EDG LLC membership units to Edgen Group and certain other transactions are also expected to result in increases in our share of the tax basis of EDG LLC's assets. An increase in the tax basis of EDG LLC's assets may reduce the future tax liability of Edgen Group through increased depreciation and amortization deductions for tax purposes. We are party to a tax receivable agreement with each of EM II LP and B&L Holdings that provides for the payment by Edgen Group of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of increased depreciation and amortization deductions available to us as a result of these transactions that result in increases in our share of the tax basis of EDG LLC's assets, and as a result of our making payments under the tax receivable agreement.

While the actual amount and timing of payments under the tax receivable agreements will depend upon a number of factors, including the amount and timing of taxable income we generate in the future, the value of our individual assets, the portion of our payments under the tax receivable agreements constituting imputed interest and increases in the tax basis of our assets resulting in payments to EM II LP and B&L Holdings, we expect that the payments that we may be required to make to EM II LP and B&L Holdings will be substantial.  For example, at the time of the IPO, based on the IPO offering price and various assumptions we made at that time, we estimated that the future payments to EM II LP and B&L Holdings in respect of the tax receivable agreements would aggregate to $21.2 million and range from approximately $0.7 million to $2.2 million per year over the next 15 years. The assumptions on which this estimate was based, such as the price of our Class A common stock, are subject to change (and have changed) over time. But, generally speaking, and all other things being equal, an increase in the price of our Class A common stock will generally result in an increase in the payments under the tax receivable agreements that may result from the exercise of the Exchange Rights.

We may need to incur debt to finance payments under the tax receivable agreements to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreements as a result of timing discrepancies or otherwise. Edgen Group is a holding company and, as such, depends upon distributions from its subsidiaries to pay its taxes, expenses and other costs.

A tax authority may challenge all or part of the tax basis increases discussed above and a court could sustain such a challenge. In the event of such a challenge, we may be required or may agree to pay additional taxes and possibly penalties and interest to one or more tax authorities. If such basis increases or other benefits were later not allowed by tax authorities, although future payments to EM II LP and B&L Holdings under the tax receivable agreements would cease or diminish, EM II LP and B&L Holdings will not reimburse us for any payments previously made. As a result, in such circumstances we could make payments to EM II LP and B&L Holdings under the tax receivable agreements in excess of our actual cash tax savings.

In addition, we do not have a right to terminate the tax receivable agreements, and our obligations under the tax receivable agreements may affect our ability to pursue strategic transactions or engage in other transactions that may maximize the value of our business. For example, a change of control transaction could trigger an obligation to make payments under the tax receivable agreements to EM II LP and B&L Holdings (which payments would not be part of the consideration for our shares) and this obligation might discourage, delay or prevent a change of control that you may consider favorable.

Our primary U.S. subsidiary, EMC, has net operating loss carryforwards. The utilization of these deferred tax assets is subject to various limitations that may prevent us from being able to utilize these net operating loss carryforwards.

At December 31, 2012, EMC, our primary U.S. subsidiary, had a deferred tax asset of $37.6 million associated with certain U.S. federal net operating loss carryforwards of $87.5 million and aggregate state net operating loss carryforwards of $87.6 million, all of which has been offset by a valuation allowance. The actual realizability of these deferred tax assets generally may be limited for various reasons, including if projected future taxable income is insufficient to recognize the full benefit of such net operating loss carryforwards prior to their expiration. Additionally, our ability to fully use these tax assets will also be adversely affected if we have an "ownership change" within the meaning of Section 382 of the U.S. Internal Revenue Code of 1986, as amended. An ownership change is generally defined as a greater than 50% increase in equity ownership by "5% shareholders" (as that term is defined for purposes of Section 382 of the Internal Revenue Code) in any three-year period. Future changes in our ownership, depending on the magnitude, including the purchase or sale of our Class A common stock by 5% stockholders, and issuances or redemptions of Class A common stock by us, could result in an ownership change that would trigger the imposition of limitations under Section 382. Accordingly, there can be no assurance that in the future we will not experience limitations with respect to recognizing the benefits of our net operating loss carryforwards and other tax attributes, which limitations could have a material adverse effect on our results of operations, cash flows or financial condition.

We rely on our information technology systems to manage numerous aspects of our business and customer and supplier relationships, and a disruption of  these systems could disrupt our operations and adversely affect our business, financial condition and results of operations.

Our business increasingly relies on the successful and uninterrupted functioning of our information technology systems to process, transmit, and store electronic information. A significant portion of the communication between our personnel around the world, customers and suppliers depends on information technology. As with all large systems, our information technology systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors or catastrophic events. In addition, security breaches could result in unauthorized disclosure of confidential information.

The concentration of processes in shared services centers means that any disruption could impact a large portion of our business within the operating zones served by the affected service center. If we do not allocate, and effectively manage, the resources necessary to build, sustain and protect the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, loss of customers, business disruptions, the loss of or damage to intellectual property through security breach, as well as potential civil liability and fines under various states' laws in which we do business. Our information technology system could also be penetrated by outside parties intent on extracting information, corrupting information or disrupting business processes. In addition, if our information technology systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we may lose net sales and profits as a result of our inability to timely distribute, invoice and collect payments from our customers, and could experience delays in reporting our financial results.  Any such damage, disruption or shutdown could adversely affect our competitive position and thereby our business, financial condition and results of operations.

The occurrence of cyber incidents, or a deficiency in our cyber-security, could negatively impact our business by causing a disruption in our operations, a compromise or corruption of our confidential information or damage to our Company's image, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. More specifically, a cyber incident is an intentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our Company's image, and private data exposure. We have implemented solutions, processes, and procedures to help mitigate this risk, but these measures, as well as our organization's increased awareness of our risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

Our substantial debt could adversely affect our financial health and prevent us from fulfilling our obligations under the 2020 Notes and our other debt.

As of December 31, 2012, we had approximately $662.3 million of total indebtedness outstanding and the ability to borrow approximately $237.8 million of additional debt under our revolving credit agreement (the "Global Credit Agreement") and $1.9 million under our EM FZE facility. Our substantial debt could:

•	increase our vulnerability to general adverse economic and industry conditions;
•	make it more difficult for us to satisfy our other financial obligations, including our obligations relating to the 2020 Notes;
•	restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;
•
require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	expose us to interest rate fluctuations because the interest on the debt relating to revolving borrowings is imposed at variable rates;
•	make it more difficult for us to satisfy our obligations to our lenders, resulting in possible defaults on and acceleration of such debt;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	place us at a competitive disadvantage compared to our competitors that have less debt; and
•	limit our ability to borrow additional funds.

In addition, the indenture governing the 2020 Notes and the Global Credit Agreement contains affirmative and negative covenants that limit our ability and the ability of our subsidiaries to take certain actions. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts, including the 2020 Notes.

We may not be able to generate sufficient cash to service all of our indebtedness.

Our ability to make payments on our indebtedness depends on our ability to generate cash in the future. We expect that the 2020 Notes, our Global Credit Agreement and our other outstanding indebtedness will account for significant cash interest expense in 2013 and subsequent years. Accordingly, we will have to generate significant cash flow from operations solely to meet our debt service requirements. If we do not generate sufficient cash flow to meet our debt service and working capital requirements, we may need to seek additional financing; however, this insufficient cash flow may make it more difficult for us to obtain financing on terms that are acceptable to us, or at all.

We may need additional capital in the future and it may not be available on acceptable terms.

We may require additional capital in the future to do the following:

•	fund our operations;
•	finance investments in equipment and infrastructure needed to maintain and expand our distribution
•	capabilities;
•	enhance and expand the range of products and services we offer;
•	respond to potential strategic opportunities, such as investments, acquisitions and expansion; and
•	service or refinance our indebtedness.

Because of our high level of outstanding indebtedness, additional financing may not be available on terms favorable to us, or at all. The terms of available financing may restrict our financial and operating flexibility. If adequate funds are not available on acceptable terms, we may be forced to reduce our operations or delay, limit or abandon expansion opportunities. Moreover, even if we are able to continue our operations, the failure to obtain additional financing could adversely affect our ability to compete.

Some of our indebtedness is subject to floating interest rates, which would result in our interest expense increasing if interest rates rise.

Indebtedness under our Global Credit Agreement and otherwise is and may be in the future subject to floating interest rates. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing funds available for operations or other purposes. Accordingly, we may experience a negative impact on earnings and/or cash flows as a result of interest rate fluctuation. The actual impact would depend on the amount of floating rate debt outstanding, which fluctuates from time to time. As of December 31, 2012, there were $56.9 million of cash borrowings outstanding under our Global Credit Agreement. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt for additional information.

Despite our current debt level, we may still be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial debt.

We may be able to incur substantial additional debt, including additional notes and secured debt, in the future. For example, under the terms of our Global Credit Agreement, we have the ability to request up to an additional $175.0 million of borrowing availability under the agreement. Although the indenture governing the 2020 Notes and our Global Credit Agreement contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions, and, under certain circumstances, the amount of debt that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks that we now face would intensify and we may not be able to meet all our debt obligations, including the repayment of the 2020 Notes. In addition, the indenture governing the 2020 Notes and the Global Credit Agreement do not prevent us from incurring obligations that do not constitute debt under the agreements governing such debt. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt for additional information.

Restrictive covenants in the agreements governing our current or future indebtedness could restrict our operating flexibility.

The indenture governing the 2020 Notes and the Global Credit Agreement contain affirmative and negative covenants that limit our ability and the ability of our subsidiaries to take certain actions. These restrictions may limit our ability to operate our business and may prohibit or limit our ability to enhance our operations or take advantage of potential business opportunities as they arise. The Global Credit Agreement requires us, under certain circumstances, to maintain specified financial ratios including fixed charge coverage ratios and satisfy other financial conditions. Our indenture and the Global Credit Agreement restrict, among other things, our ability and the ability of certain of our subsidiaries to:

•	incur or guarantee additional debt and issue preferred stock;
•	pay dividends or make other distributions, or repurchase capital stock or subordinated debt;
•	make certain investments and loans;
•	create liens;
•	engage in sale and leaseback transactions;
•	make material changes in the nature or conduct of our business;
•	create restrictions on the payment of dividends and other amounts to us from our subsidiaries;
•	enter into agreements restricting the ability of a subsidiary to make or repay loans to, transfer property to, or guarantee indebtedness of, us or any of our subsidiaries;

•	merge or consolidate with or into other companies;
•	make capital expenditures;
•	transfer or sell assets; and
•	engage in transactions with affiliates.

The breach of any of these covenants by us or the failure by us to meet any of these ratios or conditions could result in a default under any or all of such indebtedness. Furthermore, if we or certain of our subsidiaries experience a specified change of control, a default may occur under the indenture governing the 2020 Notes and the Global Credit Agreement. If a default occurs under any such indebtedness, all of the outstanding obligations thereunder could become immediately due and payable, which could result in a cross-default under certain of our other outstanding indebtedness and could lead to an acceleration of obligations related to the 2020 Notes and other outstanding indebtedness. Our ability to comply with the provisions of the indenture governing the 2020 Notes, the Global Credit Agreement and other agreements governing other indebtedness we may incur in the future can be affected by events beyond our control and may make it difficult or impossible for us to comply. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt for additional information.

Credit availability under our Global Credit Agreement is subject to a borrowing base limitation that fluctuates from time to time and is subject to redetermination.

Our credit availability under our Global Credit Agreement could decline if the values of our borrowing bases decline, the applicable administrative agents impose reserves in their discretion, our utilization under our Global Credit Agreement increases, or for other reasons. The value of our Global Credit Agreement’s borrowing base could decline if the value of their respective eligible inventory or accounts receivable declines due to economic or market conditions, working capital practices, or otherwise. In addition, the administrative agents under the Global Credit Agreement are entitled to conduct borrowing base field audits and inventory appraisals at least annually, which may result in a lower borrowing base valuation for our facility. If our credit availability is less than our utilization under our credit facility, we would be required to repay borrowings and/or cash collateralize outstanding trade finance instruments sufficient to eliminate the deficit.

Furthermore, full credit availability could be limited by the requirement to maintain the fixed charge coverage ratio at or above 1.00 to 1.00 under our Global Credit Agreement because any additional utilization would increase cash interest expense and, all else being equal, decrease our fixed charge coverage ratios. The fixed charge coverage ratio under our Global Credit Agreement could be applicable if the aggregate availability falls below certain thresholds. As of the year ended December 31, 2012, the fixed charge coverage ratio under our Global Credit Agreement exceeded the required minimum fixed charge coverage ratio of 1.00 to 1.00. Although our Global Credit Agreement’s fixed charge coverage ratio covenant was not applicable because our aggregate availability was above the applicable threshold, there can be no assurance that our aggregate availability will not fall below one of the applicable thresholds in the future. Our failure to satisfy the minimum fixed charge coverage ratios under our Global Credit Agreement at a time when they are applicable would be an event of default under each of the applicable Global Credit Agreement, in which case either of the administrative agents or the requisite lenders may accelerate the maturity of our Global Credit Agreement and/or terminate the lending commitments thereunder and which could result in a default under and acceleration of certain of our other indebtedness. Our operations are funded, in part, from borrowings under our Global Credit Agreement and are supported with trade finance instruments issued from our Global Credit Agreement. If we are unable to continue utilizing our Global Credit Agreement and if we cannot obtain alternate credit sources or trade finance support at commercially reasonable rates, or if we are required to repay debt under our Global Credit Agreement or any other facility, we may not be able to continue our operations without substantial disruptions, or at all, buy or hold inventory, expand into new markets or take on new projects that require significant capital expenditures.

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

We maintain sales and stocking facilities in major oil and gas energy centers, near refining and petrochemical installations, shipyards and rig fabricators, and in proximity to areas with heavy onshore and unconventional drilling activity. We believe that having sales teams on-call and inventory in close proximity to our customers allows us to successfully support the drilling programs and MRO requirements of customers who often need materials quickly without significant forward planning.
e
We have a presence in major global markets in North America, Europe, the Middle East and the Asia Pacific region. Our primary facilities in these regions include stocking operations, sales teams, supplier relations and full service support teams. From those regional hubs, we have developed satellite sales offices, representative offices, joint ventures and a network of stocking facilities that allow us to deliver our complete offerings to customers in almost all regions of the world.

As of December 31, 2012:

Business	Regions	Primary Hub	Satellites
Corporate	U.S.	Baton Rouge, LA (Headquarters)
E&I	Americas	Houston, TX	15 U.S. sales and stocking facilities 3 Canada sales and stocking facilities Rio de Janerio, Brazil Network of third-party stocking locations
	EMEA	Edinburgh, United Kingdom Dubai, United Arab Emirates	6 U.K. sales and stocking facilities Paris, France Sandes, Norway Al Khobar, Saudi Arabia Doha, Qatar
	APAC	Singapore	Perth, Australia Shanghai, China Delhi, India Mumbai, India Jakarta, Indonesia Seoul, Korea
OCTG	U.S.	Pampa, Texas	8 U.S. sales offices Network of third-party stocking locations

Our facilities for our E&I segment include (a) a warehouse and a sales and administration office in Houston, Texas, (b) a 4.6 acre yard and 210,000 square foot warehouse and a sales and administrative office in Edinburgh, Scotland, (c) a 3.1 acre yard and 40,000 square foot warehouse in Dubai, United Arab Emirates and (d) a 167,000 square foot warehouse and sales office in Singapore. Our E&I segment owns a 70-acre pipe yard and distribution center in Port Allen, Louisiana, which is subject to a lien securing the 2020 Notes. Our OCTG segment owns and operates an office and warehouse facility in Pampa, Texas, which is also subject to a lien securing the 2020 Notes; and also leases eight sales offices in the U.S. We believe that our facilities are adequate for our current and anticipated needs.

In addition to our owned and leased facilities, we service customers in both business segments through more than 100 third-party owned stocking locations that allow us to maintain inventory without the expense of long-term lease commitments.

Our global network of facilities and personnel keeps us in close proximity to our suppliers throughout Europe, Asia and the U.S., our end user and engineering customers in major energy centers in North America, Europe, Middle East and Asia Pacific and to ship builders, drillers, fabricators, equipment manufacturers, and other customers throughout the world.

Most of our owned and leased facilities are International Organization for Standardization ("ISO") certified and utilize bar code technology to efficiently track, receive, pick and ship material. This ISO certification is often required in order to be included on our customers' approved vendor lists.

Item 3. LEGAL PROCEEDINGS.

From time to time, we are party to various claims and legal proceedings related to our business. However, we do not believe that any of these claims or legal proceedings are material to us. It is not possible to predict the nature of the claims, the size of the claims, whether the claims are covered by our insurance, or the outcome of these claims and legal proceedings. For information regarding any pending or threatened litigation, see Note 14 — Commitments and Contingencies to the combined consolidated financial statements included in this Annual Report on Form 10-K.

Item 4. MINE SAFETY DISCLOSURES.

None.

PART II - FINANCIAL INFORMATION

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Class A common stock has been listed on the New York Stock Exchange ("NYSE") under the symbol "EDG" since May 2, 2012, when we completed an IPO of 15,000,000 shares of Class A common stock at an initial offering price of $11.00 per share. There is no public trading market for our Class B common stock, which is not listed on any exchange or publicly traded. The following table sets forth the high and low sales price per share of our Class A common stock as reported on the NYSE for the periods indicated:

Year Ended December 31, 2012:	High	Low
Second Quarter (from April 27, 2012)	$9.50	$7.10
Third Quarter	$8.99	$7.21
Fourth Quarter	$8.55	$6.31

The last reported sales price of our Class A common stock on March 13, 2013, as reported on the NYSE was $7.50 per share. On March 13, 2013, we had 94 holders of record of our Class A common stock and two holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial holders, but whose shares are held in street names by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Performance Graph

The graph below compares the cumulative total stockholder return on our common stock to the NYSE Composite Index and the Russell 2000 Small Cap Index. The total stockholder return assumes $100 invested on April 27, 2012, the date our stock first traded following our initial public offering, in Edgen Group Inc., the NYSE Composite Index and the Russell 2000 Small Cap Index. It also assumes reinvestment of all dividends. We chose the Russell 2000 Small Cap Index because we believe it includes companies with market capitalizations similar to ours. Additionally, we chose the Russell 2000 Small Cap Index for comparison, as opposed to a published industry or line of business index or peer issuers, because we do not believe that we can reasonably identify a peer group or a published industry or line-of-business index that contains companies in a similar line of business since the Company operates in diverse lines of businesses.  The stock performance shown in the graph below represents historical stock performance and is not necessarily indicative of future stock performance.

This information shall not be deemed to be ''soliciting material'' or to be ''filed'' with the SEC or subject to Regulation 14A (17 CFR 240.14a-1-240.14a-104), other than as provided in Item 201(e) of Regulation S-K, or to the liabilities of section 18 of the Exchange Act (15 U.S.C. 78r).  Such information shall not be incorporated by reference into any future filings under the Securities Act of 1933 or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Dividend Policy

We have not previously declared or paid, and we do not plan to declare or pay in the foreseeable future, any cash dividends on our common stock. We presently intend to retain all of the cash our business generates to meet our working capital requirements, retire debt and fund future growth. Any future payment of cash dividends will depend on the financial condition, capital requirements, business prospects and other factors our board may deem relevant. In addition, our outstanding indebtedness limits, and we anticipate any additional future indebtedness may limit, our ability to pay dividends. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 9 — Debt Obligations to our combined consolidated financial statements included in this Annual Report on Form 10-K for further discussion.

Securities Authorized for Issuance under Equity Compensation Plans

For information on securities authorized for issuance under equity compensation plans, see Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2012, we issued 150,000 shares of our Class A common stock with an aggregate value as of the issue date of $1.0 million without registration under the Securities Act to certain of the sellers of HSP Group Limited as part of the consideration made in connection with the acquisition. We relied on Section 4(a)(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares.

Purchases of Equity By the Issuer and Affiliated Purchasers

None.

Item 6. SELECTED FINANCIAL DATA.

The following tables present certain selected historical financial information and other data of us for the years ended December 31, 2012, 2011, 2010, 2009 and 2008. The data set forth below should be read in conjunction with our combined consolidated financial statements and related notes included in Item 8 — Financial Statements and Supplementary Data and Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Years ended December 31,
(in thousands)	2012	2011	2010 (6)	2009 (6)	2008 (6)
Statement of operations
Net sales	$2,059,037	$1,675,209	$866,328	$773,323	$1,265,615
Gross profit (exclusive of depreciation and amortization)	241,264	210,941	118,007	100,728	267,675
Income (loss) from operations	106,205	84,364	(42,636)	9,899	154,293
Net income (loss)	(43,443)	(4,226)	(92,824)	(20,889)	73,227
Earnings (loss) per share of Class A common stock attributable to Edgen Group Inc.(1)	(1.21)	N/A	N/A	N/A	N/A

Balance sheet data
Cash and cash equivalents	$29,729	$26,269	$62,864	$65,733	$41,708
Working capital	426,085	329,309	310,840	262,745	309,569
Property, plant and equipment-net	46,834	46,647	50,382	43,342	42,703
Total assets	961,132	900,740	785,379	563,460	742,086
Total debt and capital lease obligations	662,267	683,845	682,639	483,503	518,013
Total stockholders' equity (deficit)	26,402	(77,117)	(70,330)	(29,779)	(36,539)

Non-GAAP financial measures
EBITDA	$66,676	$121,953	$(16,742)	$23,959	$175,950
Adjusted EBITDA	$144,886	$125,490	$47,402	$36,886	$178,136

Reconciliation of GAAP net income (loss) to non-GAAP EBITDA and non- GAAP adjusted EBITDA
NET INCOME (LOSS)	$(43,443)	$(4,226)	$(92,824)	$(20,889)	$73,227
Income tax expense (benefit)	2,486	4,088	(22,125)	(22,373)	35,124
Interest expense - net	75,610	86,480	72,664	47,085	45,040
Depreciation and amortization expense	32,023	35,611	25,543	20,136	22,559
EBITDA	$66,676	$121,953	$(16,742)	$23,959	$175,950
Transaction costs (2)	1,042	905	—	3,339	—
Loss on prepayment of debt (3)	71,729	—	—	7,523	—
Impairment of goodwill (4)	—	—	62,805	—	—
Equity based compensation (5)	5,439	2,632	1,339	2,065	2,186
ADJUSTED EBITDA	$144,886	$125,490	$47,402	$36,886	$178,136

(1) Edgen Group Inc. did not have any assets or operations, nor did it have any common stock outstanding prior to the IPO and the Reorganization. Accordingly, the earnings (loss) per share of Class A common stock attributable to Edgen Group Inc. is for the period from May 2, 2012 to December 31, 2012 (the period since the IPO and the Reorganization).
(2) Transaction costs for the year ended December 31, 2012 represent certain acquisition, debt and IPO related costs that were expensed during the year. For the year ended December 31, 2011, transaction costs include costs associated with the filing of a registration statement related to our IPO expensed during the period. For the year ended December 31, 2009, transaction costs represent accumulated registration costs expensed during the period.
(3) Includes prepayment penalties and the expensing of previously deferred debt issuance costs and unamortized discounts associated with certain indebtedness repaid during the respective periods.
(4) The year ended December 31, 2010 includes a goodwill impairment charge of $62.8 million as a result of the fair value of certain of our predecessor’s reporting units falling below the carrying value.
(5) Includes non-cash compensation expense related to the issuance of equity based awards. For the year ended December 31, 2012, the amount also includes a non-cash charge of $3.0 million related to equity based compensation expense associated with the acceleration of the vesting period for certain equity based awards previously granted to certain employees within our OCTG segment.
(6) The years ended December 31, 2009 and 2008 only include the results of EM II LP, as B&L Holdings was not acquired until August 2010. For the year ended December 31, 2010, our results only include B&L Holdings from August to December of 2010.

Non-GAAP Financial Measures

We use earnings before interest, taxes, depreciation and amortization ("EBITDA") and adjusted EBITDA in our business operations to, among other things, evaluate the performance of our operating segments, develop budgets and measure our performance against those budgets, determine employee bonuses and evaluate our cash flows in terms of cash needs. We find these measures to be useful tools to assist us in evaluating financial performance because they eliminate items related to capital structure, taxes and certain non-cash charges. These Non-GAAP measures, as calculated by us, are not necessarily comparable to similarly titled measures reported by other companies. Additionally, these Non-GAAP measures have material limitations as analytical tools, are not a measure of financial performance or liquidity under GAAP and should not be considered in isolation or as an alternative to or superior to GAAP measures such as net income, operating income, net cash flow provided by operating activities or any other measure of financial performance or liquidity calculated and presented in accordance with GAAP.

We define EBITDA as net income or loss, plus interest expense, provision for income taxes, depreciation, amortization and accretion expense. We define adjusted EBITDA as EBITDA plus equity based compensation, loss on prepayment of debt, impairment of goodwill and transaction costs. EBITDA and adjusted EBITDA are commonly used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks, research analysts and rating agencies, to assess: (1) our financial performance without regard to financing methods or capital structures; and (2) our ability to generate cash sufficient to pay interest and support our indebtedness. The table set forth above provides reconciliations of EBITDA and adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I of this Annual Report on Form 10-K as well as our combined consolidated financial statements and the related notes to the combined consolidated financial statements included in this Annual Report on Form 10-K. The following discussion and analysis of our financial condition and results of operations contains forward looking statements within the meaning of the federal securities laws. See Cautionary Statement Regarding Forward-Looking Statements and Item 1A, - Risk Factors for a discussion of the risks, assumptions and uncertainties affecting these forward looking statements.

Overview of Business

General Overview

We are a leading global distributor of specialty products to the energy sector, including steel pipe, valves, quenched and tempered and high yield heavy plate, and related components. We manage our business in two reportable segments: E&I and OCTG, while primarily focusing on serving customers that operate in the upstream (conventional and unconventional oil and natural gas exploration, drilling and production in both onshore and offshore environments), midstream (gathering, processing, fractionation, transportation and storage of oil and natural gas) and downstream (refining and petrochemical applications) end-markets for oil and natural gas. We also serve power generation, civil construction and mining end-markets, which have a similar need for our technical expertise in specialized steel and specialty products. As of December 31, 2012, we had operations in ten countries and sales representative offices in five other countries, with our headquarters located in Baton Rouge, Louisiana.

Our business is highly dependent on the conditions in the energy industry and, in particular, our customers’ willingness to make capital and operating expenditures for oil and natural gas infrastructure and exploration. We believe that worldwide total rig count and the prices of oil and natural gas are key indicators for our business, as they are often correlated with the oil and natural gas-related capital and maintenance spending of our customers.

Markets and Outlook

Markets

While total worldwide average rig count increased slightly for the year ended December 31, 2012 as compared to the year ended December 31, 2011, the number of rigs has fallen throughout 2012. The decrease in U.S. natural gas prices experienced during the year has shifted a greater portion of exploration and production away from natural gas toward oil. This greater emphasis on oil exploration and production, particularly in shale formations in the U.S. which typically require more sophisticated technology and specialized products, has caused a shift in our OCTG product sales mix toward higher priced alloy products used for oil well completion. Additionally, increased shale oil and natural gas production has resulted in increased pipe sales to the North American midstream energy market as the gathering systems and transmission infrastructure necessary to gather and transport oil and natural gas products is constructed. Finally, continued exploration and production activity in unconventional onshore resource developments has increased demand for smaller diameter carbon pipe, valve and fitting products associated with midstream gathering lines, while offshore production activity has increased demand for quenched and tempered and high yield heavy plate used in the construction of upstream offshore high performance multi-purpose rigs.

Outlook

OCTG: Prices trended down through most of 2012 due to softness in worldwide steel demand, high levels of imports and excess production capacity. We believe that prices have stabilized but at a level 8% to 10% below average 2012 pricing. Although the number of U.S. land-based oil and natural gas drilling rigs also declined in 2012, we experienced steady demand for premium OCTG from our customers, and we expect that demand to continue, as we renewed 100% of our key customer drilling programs for 2013.

E&I: In the upstream energy market, construction of high performance jack-up offshore drilling rigs has been stable, and we believe that spending in this market will increase in 2013 based on favorable market dynamics and changing drilling technologies. The North American midstream market is expected to remain active for the construction of gathering and transmission pipelines in association with the completion of oil and natural gas wells primarily in shale formations. This activity is expected to be driven by oil and natural gas prices continuing to trade in an acceptable range. Pricing will be competitive in all markets and will constrain gross margin growth. However, we expect to see increasing benefits from our 2012 acquisitions, from capital investments including new sales locations and from sales personnel additions. Soft order entry late in the fourth quarter of 2012 as a result of project deferrals, uncertain economic and income tax conditions, and US fiscal cliff negotiations will push the majority of E&I sales growth to the second half of 2013.

Changes in market conditions, such as a significant decline in oil and natural gas prices, a further decline in steel prices and/or our ability to secure our expected level of customer orders, could materially affect our business, financial condition and results of operations.

Highlights of 2012

During the year ended December 31, 2012, our net sales increased by 23% to $2.1 billion, our income from operations increased 26% to $106.2 million, we decreased our total debt and capital lease obligations by $21.5 million and we became a publicly traded Delaware corporation on the NYSE under the ticker symbol "EDG."

Throughout the year, we successfully completed the following transactions to better position ourselves for product and service offerings growth, to improve the financial strength of the organization and to increase the value that we can provide to our stockholders and customers:

•	We completed an initial public offering on May 2, 2012 of 15,000,000 shares of Class A common stock, generating $149.3 million in net proceeds, which were used to reduce our indebtedness;

•
We completed our offering of $540.0 million aggregate principal amount of 8.75% senior secured notes due 2020 (the "2020 Notes") on October 16, 2012 through a private placement, generating $525.3 million in net proceeds, which were used to fully repay all of our previously outstanding 12.25% senior secured notes due 2015 (the "2015 Notes") and reduced our interest expense related to these notes by $9.7 million annually;

•
We entered into a new $375.0 million global credit facility (the "Global Credit Agreement") on December 21, 2012, which replaced two existing facilities, provided comparatively more favorable interest rates, increased our available credit and provided a credit facility which we believe is better aligned with our growing global strategy;

•
We completed two foreign strategic acquisitions in the United Kingdom within our E&I segment, which, while not material individually or in the aggregate to our overall combined consolidated financial statements, added a high margin valve product to our existing portfolio of products and a new profiling service; and

•	We successfully maintained our drilling program relationships with our top OCTG customers and added new customers during a year of declining U.S. rig counts.

Results of Operations

The following tables provide period-to-period comparisons of financial results and are not necessarily indicative of future results. "NM" means not meaningful.

Year ended December 31, 2012 compared to year ended December 31, 2011

Net sales

	Year ended December 31,
(in millions, except percentages)	2012	2011	$ Change	% Change
E&I	$1,129.7	$911.6	$218.1	24%
OCTG	929.6	763.7	165.9	22%
Eliminations	(0.3)	(0.1)	(0.2)	NM
Total	$2,059.0	$1,675.2	$383.8	23%

E&I. From 2011 to 2012, our E&I segment experienced sales volumes increases across a majority of our markets, with the largest increases occurring in the midstream energy market in the U.S. and the upstream energy market in the APAC region. Net sales increases in North America were due to oil gathering and transmission expenditures in North American shale formations, while increases in the APAC region related to higher sales of specialty products to support fabrication of offshore infrastructure. These increases were partially offset by a decline in sales volumes in the Middle East due to reduced project activity as a result of political and economic uncertainties in the region.

OCTG. Our OCTG segment's net sales increased 22% from 2011 to 2012 primarily due to the activity levels of our existing customers and the addition of significant new customers. We achieved these net sales increases despite the total number of U.S. onshore rigs, as measured by Baker Hughes Incorporated, decreasing 13% from January 2012 to December 2012. Our product sales mix also improved during the period, with sales volume for our higher priced specialized alloy products, which are required for horizontal oil and natural gas well drilling, increasing by 32%. We attribute our success in this market to servicing our select customers who have and maintain considerable drilling programs in high producing oil and gas regions and use newer technologies that require more specialized products.

Income (loss) from operations

	Year ended December 31,
(in millions, except percentages)	2012	2011	$ Change	% Change
E&I	$63.5	$46.8	$16.7	36%
OCTG	57.3	48.0	9.3	19%
Corporate	(14.6)	(10.4)	(4.2)	40%
Total	$106.2	$84.4	$21.8	26%

E&I. The increase in income from operations for our E&I segment was primarily attributable to increases in net sales across a majority of our markets, as noted above, as well as lower amortization expense. These increases to income from operations were partially offset by an unfavorable sales mix during the period of lower margin products in the midstream energy market, as well as higher selling, general and administrative expenses of $4.1 million primarily related to additional staffing and other expenses to support our sales growth and expansion of our international offices.

OCTG. The increase in income from operations for our OCTG segment was primarily attributable to greater sales volumes and an improved product sales mix, as discussed above. This increase was partially offset by higher selling, general and administrative expenses of $3.8 million, driven primarily by $3.0 million associated with the acceleration of the vesting period for certain equity-based awards previously granted to segment employees.

Corporate. Corporate loss from operations during the period increased due to additional staffing and related expenses required to support the growth of our business, as well as additional professional fees and other expenses associated with becoming a publicly traded company, refinancing our previously outstanding 2015 Notes with our 2020 Notes and replacing two separate revolving credit agreements with one new Global Credit Agreement.

Other income (expense)

	Year ended December 31,
(in millions, except percentages)	2012	2011	$ Change	% Change
Other income (expense)-net	$0.2	$2.0	$(1.8)	(90)%
Loss on prepayment of debt	(71.7)	—	(71.7)	NM
Interest expense-net	(75.6)	(86.5)	10.9	(13)%
Income tax expense	2.5	4.1	(1.6)	(39)%

Loss on prepayment of debt

Loss on prepayment of debt of $71.7 million for the year ended December 31, 2012 is the result of the following expenses:

•
Prepayment penalties of $41.8 million and $9.9 million of unamortized discounts and deferred financing costs associated with our early repayment of the 2015 Notes, using net proceeds received from the offering of the 2020 Notes,

•
prepayment penalties of $8.9 million and $8.1 million of unamortized discounts and deferred financing costs associated with our early repayment of the BL term loan debt and partial repayment of the Seller Note using net proceeds received from the IPO and

•	unamortized deferred financing costs of $3.0 million associated with the extinguishment of two revolving credit facilities.

Interest expense–net

Interest expense–net includes: (i) interest on the 2020 Notes, the 2015 Notes and the Seller Note (as defined in Liquidity and Capital Resources below); (ii) amortization of deferred financing costs and original issue discounts; (iii) interest associated with a capital lease in the U.K; and (iv) interest expense related to borrowings and to fees associated with the utilization of our revolving credit facilities for trade finance instruments issued in support of our normal business operations. The decrease in interest expense is due to lower outstanding debt during the period due to the repayment of certain indebtedness using net proceeds from the IPO and lower interest rates due to the debt refinancing completed during 2012.

Income tax expense

Due to the organizational structure of our subsidiaries, some of which are pass-through entities for income tax purposes, and others which are corporations, the effective tax rate calculated from our combined consolidated financial statements is not indicative of our actual effective tax rate, which is a combination of the effective tax rates of our taxable subsidiaries, adjusted for our ownership percentage of each subsidiary. Our effective tax rate for the year ended December 31, 2012 was approximately (6)% resulting in income tax expense of $2.5 million. As a result of the IPO and Reorganization in 2012, we are now the parent holding company of the historical businesses of EM II LP and B&L Holdings and have consolidated the results of these businesses with our own. For 2011, the subsidiary that comprises our OCTG segment was a pass-through entity for income tax purposes. As such, the tax expense of $4.1 million recognized in 2011 relates solely to our E&I segment, while the pre-tax income used to calculate the effective tax rate reflects the combined consolidated results of both segments, resulting in an effective tax rate of approximately (2,962)% for the year ended December 31, 2011.

The income tax expense for the year ended December 31, 2012 reflects taxable income at an effective tax rate of approximately (6)%. Subsequent to the Reorganization, we now incur tax expense as a result of our allocation of the OCTG segment's income. Additionally, we did not recognize a tax benefit for taxable losses generated in our E&I segment by our U.S. operations during the years ended December 31, 2012 and 2011 due to a valuation allowance that has been established against any tax benefits related to these taxable losses. During the year ended December 31, 2012, we established a valuation allowance for our Canadian subsidiary and thus did not recognize a tax benefit for the taxable loss it generated in 2012. As a result, any tax benefits from our E&I segment's U.S. operations and our Canadian operations were excluded in deriving our effective tax rate for the year ended December 31, 2012.

Year ended December 31, 2011 compared to the year ended December 31, 2010

Net Sales

	Years ended December 31,
(in millions, except percentages)	2011	2010	$ Change	% Change
E&I	$911.6	$627.7	$283.9	45%
OCTG	763.7	239.7	524.0	219%
Eliminations	(0.1)	(1.1)	1.0	NM
Total	$1,675.2	$866.3	$808.9	93%

E&I. Net sales increased across all of our markets, most notably the upstream and downstream energy markets, as a result of increased Project and MRO spending by our customers due to higher oil prices and the increased availability of financing. Volume, product sales mix and sales price each had a favorable impact on our net sales during the year.

OCTG. The increase in net sales was primarily due to a full year of sales activity from B&L in 2011. The acquisition of the B&L business (the "B&L Acquisition") occurred in August 2010.

Income (loss) from operations

	Years ended December 31,
(in millions, except percentages)	2011	2010	$ Change	% Change
E&I	$46.8	$(50.4)	$97.2	(193)%
OCTG	48.0	15.5	32.5	210%
Corporate	(10.4)	(7.7)	(2.7)	35%
Total	$84.4	$(42.6)	$127.0	(298)%

E&I. Our E&I segment experienced a loss from operations in 2010 due to a pre-tax goodwill impairment charge of $62.8 million. Excluding the goodwill impairment charge, the increase in income from operations between periods was driven by gross profit from increased sales volumes, higher prices on certain products, and a more favorable product sales mix to higher margin products associated with offshore oil and natural gas exploration and production and civil infrastructure projects. This increase was partially offset by higher selling, general and administrative expenses in 2011 due primarily to increases in staffing and other expenses to support our sales growth and international office expansions, compensation adjustments, higher employee related variable expenses and a reserve for an uncollectible receivable associated with an outstanding customer warranty claim.

OCTG. The increase in income from operations was driven primarily by a full year of sales activity from B&L in 2011, as well as increased gross profit driven by higher average rig count during the period and market share gains.

Corporate. For the year ended December 31, 2011, Corporate loss from operations increased compared to the year ended December 31, 2010 due primarily to increased staffing and other expenses related to the support of our sales growth and other expenses associated with preparing for our IPO.

Other income (expense)

	Years ended December 31,
(in millions, except percentages)	2011	2010	$ Change	% Change
Other income (expense)-net	$2.0	$0.4	$1.6	400%
Interest expense-net	(86.5)	(72.7)	(13.8)	19%
Income tax expense (benefit)	4.1	(22.1)	26.2	NM

Interest expense-net

Interest expense-net includes: (i) interest on the 2015 Notes, the BL term loan and the Seller Note; (ii) amortization of deferred financing costs and original issue discount; (iii) interest associated with a capital lease in the U.K; and (iv) interest expense related to borrowings and to fees associated with the utilization of our revolving credit facilities for trade finance instruments issued in support of our normal business operations. The increase in interest expense was due to higher outstanding debt during the period due to the B&L Acquisition.

Income tax expense (benefit)

Prior to the IPO and the Reorganization, we did not incur tax on the income earned by B&L Holdings because B&L Holdings was a pass-through entity for income tax purposes. As such, the tax expense or benefit recognized for 2011 and 2010 relates solely to our E&I segment. The income tax benefit for the year ended December 31, 2010 is due to our ability to carry back certain net operating losses ("NOLs"). We recorded a deferred tax asset for our remaining NOLs but were unable to recognize any tax benefit in 2011, as the deferred tax assets are offset by a valuation allowance.

Sales Backlog

Our sales backlog within our E&I segment represents our estimate of potential future net sales that may result from contracts/orders currently awarded to us by our customers. Sales backlog is determined by the amount of unshipped third-party customer purchase orders and may be revised upward or downward, or canceled by our customers in certain instances. There can be no assurance that sales backlog will ultimately be realized as net sales or that we will earn a profit on any of our sales backlog. Realization of net sales from sales backlog is dependent on, among other things, our ability to fulfill purchase orders and transfer title to customers, which in turn is dependent on a number of factors, including our ability to obtain product from our suppliers. Further, because of the project nature of our business, sales orders and sales backlog can vary materially from quarter to quarter.

Within our OCTG segment, we do not aggregate our expected sales to track sales backlog, as there is generally no interval between the securing of an order and the earning of net sales.

The table below presents our sales backlog at the end of each year indicated:

	Year ended December 31,
(in millions)	2012	2011	2010
E&I Sales backlog	$248	$353	$210

Sales backlog at December 31, 2012 for our E&I segment was comprised primarily of sales orders related to: (1) the construction of offshore high performance multi-purpose platform, or jack-up, oil rigs; (2) oil and natural gas gathering and storage systems; and (3) other offshore exploration and production infrastructure. The decline in sales backlog primarily reflects a slowdown in new bookings late in the year as many of our customers chose to delay capital spending initiatives due to uncertainty in commodity prices, global consumer demand for energy, particularly in Europe and emerging markets, and fiscal cliff negotiations in the U.S. As a result, order bookings in the fourth quarter did not keep pace with billings during that same period. We view backlog as one indicator of short-term financial results, because our backlog generally ships to customers within twelve months of receiving an order. We do not consider backlog as a long-term indicator of our future growth.

Liquidity and Capital Resources

Overview

At December 31, 2012 we had $29.7 million of unrestricted cash on hand, $237.8 million of borrowing availability under our Global Credit Agreement and $1.9 million of borrowing availability under our EM FZE facility. Actual credit availability under our Global Credit Agreement fluctuates because it is subject to a borrowing base limitation that is calculated based on a percentage of eligible trade accounts receivable and inventories, the balances of which fluctuate, and is subject to discretionary reserves, revaluation adjustments and sublimits as defined by our Global Credit Agreement. Our primary cash requirements, in addition to normal operating expenses and debt service, are for working capital, capital expenditures and business acquisitions. We expect to fund the following needs as follows:

•	Operations. Cash flows from operations and/or from borrowings under our Global Credit Agreement;

•	Debt Service. Cash flows from operations, refinancing arrangements and/or issuances of additional equity and debt securities;

•	Business Acquisitions. Cash on hand, cash flows from operations, borrowings under our Global Credit Agreement, proceeds from divestitures and/or issuance of additional equity and debt securities.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures depends on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our cash flows are primarily dependent on our product sales to customers at sufficient prices to cover fixed and variable expenses and on our ability to successfully collect customer receivables on a timely basis. Additionally, provisions of certain of our indebtedness, as well as the laws of the jurisdictions in which our companies are organized, restrict our ability to pay dividends or make certain other restricted payments.

Based on current market conditions, we believe that we will have sufficient liquidity, cash flows from operations and access to capital markets to fund future recurring operating and investing activities and to service our indebtedness. We cannot provide assurance that if our business declines we would be able to generate sufficient cash flows from operations or that future borrowings will be available to us under our credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments and liquidity needs, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or raising additional equity or debt securities. We cannot provide assurance that any of these actions could be accomplished on a timely basis or on satisfactory terms, if at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing or future debt agreements may contain provisions prohibiting us from pursuing any of these alternatives. Our failure to comply with these provisions could result in, among other things, an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

Cash Flows

The following table summarizes our cash flow for the periods indicated:

	Years ended December 31,
(in millions)	2012	2011	2010
Net cash provided by (used in) operating activities	$(7.2)	$(33.3)	$40.9
Net cash provided by (used in) investing activities	(25.2)	3.3	(247.2)
Net cash provided by (used in) financing activities	35.2	(5.5)	204.6
Effect of exchange rate changes on cash and cash equivalents	0.6	(1.1)	(1.1)
Net change in cash and cash equivalents	3.4	(36.6)	(2.8)
Cash and cash equivalents-beginning of period	26.3	62.9	65.7
Cash and cash equivalents-end of period	$29.7	$26.3	$62.9

Operating activities. Net cash outflows from operating activities were $7.2 million for the year ended December 31, 2012 compared to net cash outflows of $33.3 million for the year ended December 31, 2011. The decrease in cash used in operating activities for the year ended December 31, 2012 was primarily related to changes in our accounts receivable, accounts payable and inventory balances, partially offset by an increase in income from operations. During 2012, our accounts receivable and inventory balances increased consistent with our sales growth from 2011 to 2012. Additionally, we had a decrease in our accounts payable balance from 2011 to 2012 as we took advantage of supplier provided discounts.

Net cash outflows from operating activities of $33.3 million for the year ended December 31, 2011, as compared to net cash inflows of $40.9 million for the year ended December 31, 2010, reflect cash used during the year for working capital requirements to support increased sales activity resulting from improved worldwide economic conditions, particularly in the energy industry. As our net sales increased, we entered into and fulfilled more purchase orders with our customers and suppliers, which increased our accounts receivable from our customers, our inventory on hand and our accounts payable with our suppliers. Cash outflows from operating activities for 2011 also include interest paid of $76.4 million, which was primarily associated with the 2015 Notes and the BL revolving credit facility. These cash outflows were partially offset by federal and state income tax refunds of $18.4 million received during 2011.

Investing activities. Cash used in investing activities increased $28.5 million from 2011 to 2012 as a result of two small acquisitions during 2012 for a total of $21.8 million and $6.3 million received in 2011 from the sale of our former Singapore sales and distribution facility.

Net cash outflows for the year ended December 31, 2010 included the payment of $230.4 million associated with the B&L Acquisition and $14.0 million associated with the expansion of our Singapore and Middle East warehouse facilities.

Financing activities. Net cash provided by financing activities increased by $40.7 million from 2011 to 2012 primarily as a result of $525.3 million in net proceeds associated with the issuance of our new 2020 Notes and $149.3 million in net proceeds associated with our IPO, which were used to repay our 2015 Notes ($465.0 million of principal, $14.3 million of accrued interest and a $41.8 million prepayment penalty), our BL term loan ($104.5 million of principal, $1.1 million of accrued interest and a $8.9 million prepayment penalty) and $11.0 million of principal and interest outstanding under a note payable issued in connection with the B&L Acquisition.

Cash inflows of $204.6 million during the year ended December 31, 2010 are primarily attributable to proceeds from the issuance of debt and equity to fund the B&L Acquisition.

Indebtedness

2020 Notes

On October 16, 2012, we completed our offering of $540.0 million aggregate principal amount of 8.75% senior secured notes due 2020 with an original issue discount of $3.9 million, through a private placement in compliance with Rule 144A and Regulation S of the Securities Act. After deducting $10.8 million in offering expenses, discounts and commissions, we received net proceeds of approximately $525.3 million. We used the net proceeds to fully repay the remaining $465.0 million principal balance, accrued interest of $14.3 million and a prepayment penalty of $41.8 million on the 2015 Notes and $4.2 million to repay one of our prior revolving credit facilities. In connection with the repayment of the 2015 Notes, we expensed $9.9 million of unamortized discount and deferred financing costs, which is classified as loss of prepayment of debt within our combined consolidated statement of operations.

The 2020 Notes, bearing interest at 8.75% per year due on May 1 and November 1 of each year, beginning May 1, 2013, are guaranteed on a senior secured basis by all of our existing and certain of our future significant domestic restricted subsidiaries (other than the issuer, EMC). The 2020 Notes and the guarantees are secured: (1) on a first priority basis by substantially all of EMC's and the guarantors’ current and future property and assets (other than the collateral securing the Global Credit Agreement on a first priority basis), including the capital stock of each of our wholly owned subsidiaries, which, in the case of foreign subsidiaries, is limited to 65% of the voting stock and 100% of the non-voting stock of each such first-tier subsidiary that is a foreign subsidiary; and (2) on a second priority basis by substantially all of the collateral that secures our Global Credit Agreement on a first priority basis.

The 2020 Notes are our senior secured obligations and rank equally in right of payment with all of our existing and future senior indebtedness and senior in right of payment to any future subordinated indebtedness. The guarantees will rank equally in right of payment with all of the existing and future senior indebtedness of our subsidiary guarantors. The 2020 Notes and guarantees are effectively subordinated in right of payment to any indebtedness under our Global Credit Agreement, to the extent our and the guarantors’ assets secure such obligations on a first priority basis and are effectively junior to any secured indebtedness that is either secured by assets that are not collateral for the 2020 Notes and the guarantees or secured by a prior lien in the collateral for the 2020 Notes and the guarantees, in each case, to the extent of the value of the assets securing such indebtedness.

EMC may redeem the 2020 Notes in whole or in part on and after November 1, 2015 at the redemption prices described below, plus accrued and unpaid interest, if any, at the date of redemption. In addition, EMC may redeem up to 35% of the 2020 Notes before November 1, 2015 with the proceeds of certain equity offerings.

Period	Redemption Price
2015	106.6%
2016	104.4%
2017	102.2%
2018 and thereafter	100.0%

Seller Note

In August 2010, B&L Holdings issued a $50.0 million note to the former owner of B&L’s predecessor business (the "Seller Note"). The fair value of the Seller Note was determined to be $43.8 million with an original issue discount of $6.2 million. The Seller Note accrues interest at a base rate of 2.18% and a contingent rate of 5.82% for an aggregate interest rate of 8.0%, which compounds annually. A portion of the accrued interest equal to 37.5% of the base rate is due annually, while the remaining portion of accrued interest is added to the principal balance to be paid at maturity in August 2019. In connection with the Reorganization, B&L assumed B&L Holdings’ obligations under the Seller Note, and we used $11.0 million of the IPO net proceeds to repay $10.7 million of the principal balance and $0.3 million of the accrued interest outstanding. In connection with this repayment, we expensed $1.2 million of unamortized discount, which is classified as loss on prepayment of debt within our combined consolidated statement of operations. At December 31, 2012, the remaining principal, accrued interest and unamortized discount associated with the Seller Note were $35.3 million, $8.4 million and $4.0 million, respectively.

Subsequent to our year end, on January 28, 2013 we made a partial repayment of $20.0 million on the Seller Note, including $16.5 million of the principal balance, $2.4 million of the accrued interest outstanding and a $1.1 million prepayment penalty.

Global Credit Agreement

On December 21, 2012, Edgen Group Inc. (the “Company”) and certain of its subsidiaries entered into a new asset based revolving credit agreement (“Global Credit Agreement”). The Global Credit Agreement was dated as of December 20, 2012 and entered into by and among Edgen Murray Corporation and Bourland and Leverich Supply Co. LLC ("US Borrowers"); the Company, EDG Holdco LLC, EM Holdings LLC, EMGH Limited, and Pipe Acquisition Limited, as guarantors; Edgen Murray Canada Inc. ("Canadian Borrower"); Edgen Murray PTE. LTD. ("Singapore Borrower"); Edgen Murray Europe Limited, HSP Group Limited, HS Pipequipment (Holdings) Limited, H.S. Pipequipment Limited, H.S. Pipequipment (Aberdeen) Limited, H.S. Pipequipment (Northern) Limited, and HSP Valves Limited ("UK Borrowers" and, collectively with the US Borrower, Canadian Borrower and Singapore Borrower, the “Borrowers”); Bank of America, N.A., as agent; and certain other financial institutions party thereto as lenders. The Global Credit Agreement replaced our EM revolving credit facility and BL revolving credit facility, both asset backed revolving credit facilities available to EMC and its subsidiaries and B&L, respectively. In connection with the replacement, we expensed $3.0 million of unamortized deferred financing costs, which is classified as loss on prepayment of debt within our combined consolidated statement of operations.

The Global Credit Agreement is a $375.0 million global credit facility with designated sub-facility limits of $10.0 million for the Canadian Borrower, $35.0 million for the Singapore Borrower, $45.0 million for the UK Borrowers and $285.0 million for the US Borrowers. Actual credit availability under our Global Credit Agreement will fluctuate because it is subject to a borrowing base limitation that is calculated based on a percentage of eligible trade accounts receivable and inventories, the balance of which fluctuate, and is subject to discretionary reserves and revaluation adjustments. The entities may utilize our Global Credit Agreement for borrowings as well as for the issuance of bank guarantees, letters of credit and other permitted indebtedness as defined by our Global Credit Agreement.

The Global Credit Agreement also allows the borrowers, at their option and subject to customary conditions, to request the administrative agent to solicit existing or additional lenders to provide, at the discretion of the lenders, one or more increases in the commitments under the Global Credit Agreement of up to $175.0 million which can be allocated among the facilities in the U.S., Canada, Singapore, and UK at the borrowers' discretion.

The Global Credit Agreement matures in December 2017. Obligations of the US Borrowers are guaranteed by Edgen Group Inc., EDG Holdco LLC, and EM Holdings LLC. The obligations of the Canadian Borrower, Singapore Borrower and UK Borrowers are guaranteed by the US Borrowers, each of the other Borrowers, EMGH Limited and Pipe Acquisition Limited.

Borrowings will bear interest at a rate that varies depending on the type of loan, the Borrower, and the level of Excess Availability. The interest rate will be calculated using a base rate plus a margin. Depending on the type of loan, the base rate will either be a rate published by Bank of America, the London Interbank Offered Rate ("LIBOR") or the Singapore Interbank Offered Rate ("SIBOR"). The margin will range from 0.75% to 2.25%.

The borrowers are also required to pay a commitment fee in respect of unutilized commitments that ranges from 0.25% to 0.50% depending on the level of average utilization.

The Global Credit Agreement is secured by a first priority security interest in all of the working capital assets, including trade accounts receivable and inventories of the borrowers and all other assets, as specified in the Global Credit Agreement, of the UK Borrowers and Singapore Borrower.

The borrowers will be able to voluntarily prepay the principal of any advance, without penalty or premium, at any time in whole or in part, subject to certain breakage costs.

If certain availability thresholds are not met, the Global Credit Agreement requires the Company and its restricted subsidiaries to maintain on a consolidated basis a fixed charge coverage ratio (defined as the ratio of (a) EBITDA minus capital expenditures minus taxes paid in cash to (b) the sum of cash Interest Expense plus scheduled principal payments on Debt plus management fees paid in cash plus Distributions paid in cash plus all payments made in cash in respect of any earnout or similar obligations with respect to any Acquisition) of at least 1.0 to 1.0 until the commitments have terminated and full payment of all obligations has occurred (as such capitalized terms are defined in the Global Credit Agreement).

The Global Credit Agreement contains affirmative and negative covenants that, subject to certain exceptions, limit our ability to take certain actions, including our ability to incur debt, pay dividends and repurchase stock, make certain investments and other payments, enter into certain mergers and consolidations, engage in sale leaseback transactions and transactions with affiliates and encumber and dispose of assets.

Borrowings under our Revolving Credit Facilities

At December 31, 2012, utilization and availability under our revolving credit facilities was as follows:

	Global Credit Agreement
(in millions)	US Borrowers		Canadian Borrower	Singapore Borrower	UK Borrowers	Total	EM FZE facility	Total revolving credit facilities
Total borrowing base at December 31, 2012	$279.4		$10.0	$20.7	$24.0	$334.1	$5.0	$339.1
Less: cash borrowings	(48.8)		(8.1)	—	—	(56.9)	—	(56.9)
Less: trade finance instruments	(36.1)	(a)	—	(2.5)	(0.8)	(39.4)	(3.1)	(42.5)
Net availability at December 31, 2012	$194.5		$1.9	$18.2	$23.2	$237.8	$1.9	$239.7

(a)	Includes a letter of credit in the amount of $5.0 million that expires on June 14, 2013 and which supports the facility utilized by our subsidiary in Dubai, Edgen Murray FZE (the "EM FZE facility").

During the year ended December 31, 2012, our weighted average interest rates paid for cash borrowings under our Global Credit Agreement and EM FZE facility were 4.3% and 2.3%, respectively. During the year ended December 31, 2011, our weighted average interest rate paid for cash borrowing under our previously existing revolving credit facilities ranged between 4.4% to 4.6%. Our EM FZE facility did not have any cash borrowings during the year ended December 31, 2011.

Off-Balance Sheet Transactions

In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and payment guarantees. No liabilities related to these arrangements are reflected in our combined consolidated balance sheets, and we do not expect any material adverse effect on our financial condition, results of operations and/or cash flows to result from these off-balance sheet arrangements.

At December 31, 2012 and December 31, 2011, we had the following outstanding guarantees:

(in millions)	December 31, 2012	December 31, 2011
Maximum potential obligations (undiscounted)	$22.5	$30.7
Guaranteed commitments outstanding	9.6	27.4

Additionally, at December 31, 2012 and 2011 we had the following trade finance instruments which have been cash collateralized and included in prepaid expenses and other assets in our combined consolidated balance sheets:

(in millions)	December 31, 2012	December 31, 2011
Trade finance instruments - cash collateralized	$1.0	$0.7

Commitments and Contractual Obligations

Our commitments and contractual obligations principally include obligations associated with our outstanding indebtedness, purchase commitments and future minimum operating lease obligations. The information presented in the table below reflects our estimate of the contractual maturities of our obligations at December 31, 2012:

	Payments due by period ending December 31,
(in millions)	2013	2014 and 2015	2016 and 2017	Thereafter	Total
Contractual obligations—
2020 Notes (1)	$49.1	$94.5	$94.5	$681.7	$919.8
Global Credit Agreement (2)	2.5	4.9	4.9	56.8	69.1
Seller Note (3)	0.4	0.9	0.9	76.8	79.0
Singapore warehouse loan (4)	2.5	4.5	—	—	7.0
Capital lease (5)	2.2	4.4	4.4	29.7	40.7
Operating lease obligations	4.7	5.0	1.1	1.0	11.8
Purchase commitments (6)	303.3	—	—	—	303.3
Derivative instruments—
Foreign currency exchange contracts (7)	38.9	—	—	—	38.9
Total	$403.6	$114.2	$105.8	$846.0	$1,469.6

(1)
Includes $540.0 million of aggregate principal amount and approximately $47.3 million of annual interest expense associated with the 2020 Notes which EMC issued on October 16, 2012. For 2013, also includes $1.8 million of interest accrued but not paid as of December 31, 2012.

(2)
Includes $56.9 million of cash borrowings outstanding under the Global Credit Agreement and the related estimated interest payment obligations calculated using an interest rate of 4.3%, our weighted average interest rate paid for cash borrowings during the year ended December 31, 2012.

(3)
Includes $43.7 million of combined principal and accrued interest associated with the Seller Note. The Seller Note accrues compounding interest at a base rate of 2.18% and a contingent rate of 5.82%, a portion of which is added to the Seller Note balance to be paid at maturity on August 2019. Subsequent to our year end, on January 28, 2013, we paid down $20.0 million of the Seller Note, including $16.5 million of the principal balance, $2.4 million of the accrued interest outstanding and a $1.1 million prepayment penalty.

(4)
Includes the principal amount as well as estimated interest payment obligations calculated using an interest rate of 2.21%, the aggregate of the margin rate (2.00%) and the SIBOR rate for the one month period starting December 28, 2012 (0.21%).

(5)	Includes interest obligations of 9.84%, the implicit interest rate under our Newbridge, Scotland facility capital lease.
(6)
Includes purchase commitments for stock inventory and materials for existing orders from our customers. We enter into purchase commitments on an as-needed basis, typically daily, but these commitments generally do not extend beyond one year.

(7)	Represents the notional value of foreign currency contracts to purchase and sell foreign currencies at specified forward rates in connection with our foreign currency hedging policy.

In connection with the Reorganization, we entered into a tax receivable agreement ("TRA") with each of EM II LP and B&L Holdings that will provide for the payment by us to EM II LP and B&L Holdings of 85% of the amount of the cash savings, if any, in U.S. federal, state and local income taxes that we actually realize as a result of increased depreciation and amortization deductions available to us as a result of the exercise of the Exchange Rights. We will retain the remaining 15% of cash savings, if any, in realized income tax savings. The term of the TRAs commenced upon completion of the IPO and will continue until all such tax benefits have been utilized or have expired. Because there have been no exercises of Exchange Rights, the TRAs have not impacted our combined consolidated financial statements. The actual amount and timing of payments under the TRAs will depend upon a number of factors, including the amount and timing of taxable income we generate in the future, the value of our individual assets, the portion of our payments under the TRAs constituting imputed interest and increases in the tax basis of our assets resulting in payments to EM II LP and B&L Holdings.

Customer and Supplier Concentration

Our ten largest customers and ten largest suppliers represented the following percentages of our net sales and product purchases for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,
	2012	2011	2010
Top ten customers as a percentage of net sales	32%	35%	30%
Top ten suppliers as a percentage of product purchases	61%	65%	48%

No one customer accounted for more than 10% of our net sales during the years presented.

During the years ended December 31, 2012, 2011 and 2010, our largest supplier accounted for the following percentages of our total purchases:

	Years ended December 31,
	2012	2011	2010
Percentage of total purchases derived from single largest supplier	25%	26%	14%

Our OCTG segment was responsible for all purchases from our largest supplier in 2012.

The oil and natural gas industry continues to comprise the majority of our business. During the years ended December 31, 2012, 2011 and 2010, we derived the following percentage of our net sales from customers in the oil and natural gas industry:

	Years ended December 31,
	2012	2011	2010
Percentage of net sales derived from the oil and natural gas industry	94%	93%	87%

The table below presents the percentage of our net sales during the years ended December 31, 2012, 2011 and 2010 that originated in subsidiaries outside of the U.S.  These percentages do not reflect net sales originating in the U.S. that are delivered to customers outside of the U.S.:

	Year ended December 31,
	2012	2011	2010
Percentage of net sales originated outside of the U.S.	21%	21%	28%

Critical Accounting Policies

We prepare our combined consolidated financial statements in accordance with GAAP. In order to apply these principles, management must make judgments and assumptions and develop estimates based on the best available information. We base our estimates on historical experience, when applicable, and apply assumptions that we believe are reasonable under the circumstances. Our actual results may differ from these estimates under different circumstances or conditions. We believe the following critical accounting policies describe our most significant judgments and estimates used in the preparation of our combined consolidated financial statements:

Revenue Recognition

Net sales are recognized on product sales when the earnings process is complete, meaning the risks and rewards of ownership have transferred to the customer (as defined by the shipping terms), and collectability is reasonably assured. Net sales are recorded, net of discounts, customer incentives, value-added tax and similar taxes as applicable in foreign jurisdictions. Customer incentives are determined based on the achievement of certain agreed upon terms and conditions by the customer during each period. We use pre-defined internationally accepted shipping terms that clearly communicate the roles of the buyer and the seller relative to the tasks, costs and risks associated with the transportation and delivery of goods. For project orders that require delivery in multiple phases, we recognize net sales for each shipment of product when title transfers in accordance with agreed shipping terms. Shipping and handling costs related to product sales are also included in net sales.

Collectability of Accounts Receivable

Accounts receivable is shown net of allowance for doubtful accounts on our combined consolidated balance sheets. We maintain an allowance for doubtful accounts to reflect our estimate of uncollectible accounts receivable based on historical experience and specific customer collection issues that we have identified. The credit risk associated with our accounts receivable is concentrated within several sectors of the oil and natural gas industry and is dispersed over a large number of customers worldwide.

We consider all available information when assessing the adequacy of the allowance for doubtful accounts. Estimation of such losses requires adjusting historical loss experience for current economic conditions and judgments about the probable effects of economic conditions on certain customers. We perform ongoing credit evaluations of customers and set and adjust credit limits based upon reviews of customers' current credit information and payment history. The rate of future credit losses may not be similar to past experience. Adjustments made with respect to the allowance for doubtful accounts often relate to new information not previously known to us. Uncertainties with respect to the allowance for doubtful accounts are inherent in the preparation of financial statements, and there can be no assurance that we have adequately reserved for all of our uncollectible receivables.

Inventories

We value our inventories at the lower of cost or market (net realizable value). We account for our inventories using the weighted average cost method of accounting. Cost includes all costs incurred in bringing the product to its present location and condition. Net realizable value is based on the lower of the estimated replacement cost or estimated normal selling price less further costs expected to be incurred for completion and disposal. Inventory is reduced for obsolete, slow moving or defective items where appropriate. We regularly review our inventory on hand and update our allowances based on historical and current sales trends. Changes in product demand and our customer base may affect the value of inventory on hand and may require higher inventory allowances. We did not have any significant write-downs during the year ended December 31, 2012, 2011 and 2010.

Goodwill and Other Indefinite Lived-Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the portion of the purchase price assigned to the assets acquired and liabilities assumed in the transaction. Goodwill and our indefinite lived intangible asset are not amortized, but are subject to annual impairment testing at the beginning of each year, and more frequently if circumstances indicate that it is probable that their fair values are below their carrying amounts.

Our impairment testing consists first of a qualitative assessment where we determine whether the existence of certain events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, we determine it is more likely than not that the carrying amount of a reporting unit is less than its fair value, then performing the two-step impairment test is unnecessary. If we conclude otherwise, then we perform the first step of the two-step impairment test which requires the determination of the fair value of each reporting unit. Fair value of our reporting units is determined using discounted cash flows and guideline company multiples. Significant estimates used in calculating fair value include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and guideline company multiples for each of the reporting units. If these estimates or their related assumptions change in the future, we may be required to record impairment charges.

Fair value of tradenames is derived using a relief from royalty valuation method which assumes that the owner of intellectual property is relieved from paying a royalty for the use of that asset. The royalty rate attributable to the intellectual property represents the cost savings that are available through ownership of the asset by the avoidance of paying royalties to license the use of the intellectual property from another owner. Accordingly, earnings forecasts of income reflect an estimate of a fair royalty that a licensee would pay, on a percentage of revenue basis, to obtain a license to utilize the intellectual property. Estimates and assumptions used in deriving the fair value of tradenames include future earnings projections, discount rates and market royalty rates identified on similar recent transactions.

For the years ended December 31, 2012 and 2011, we determined the fair value of our goodwill and indefinite lived assets exceeded their fair values, as of the date of our impairment analysis, and thus we did not record an impairment charge. For the year ended December 31, 2010, we recorded a non-cash impairment charge of $62.8 million as a result of the fair value of certain of our predecessor's reporting units falling below the carrying value.

Measuring Recoverability and Determining Useful Lives of Long-Lived Assets

Long-lived assets, including property, plant, and equipment and certain intangible assets are assessed for impairment when events or changes in circumstances indicate that the carrying value of the assets or the asset group may not be recoverable. The asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset, plus net proceeds expected from the disposition of the asset (if any), are less than such asset's carrying amount. Impairment losses are measured as the amount by which the carrying amounts of the assets exceed their fair values.

Estimates of future cash flows are judgments based on our experience and knowledge of our operations and the industries in which we operate. Our estimates of such undiscounted cash flows are based on a number of assumptions including anticipated demand for the products we supply, estimated useful life of the asset or asset group, and estimated salvage values. An impairment charge would be recorded for the excess of a long-lived asset's carrying value over its estimated fair value, which is based on a series of assumptions similar to those used to derive undiscounted cash flows. Those assumptions also include usage of probabilities for a range of possible outcomes, market values and replacement cost estimates.

We depreciate our long-lived assets based on management assumptions regarding the useful economic lives and residual values of our assets. These estimates can be affected by future changes in market conditions, the capital spending decisions of our customers, and inflation. At the time we place our assets in-service, we believe such estimates are reasonable; however, circumstances may develop that would cause us to change these estimates, which would change our depreciation amounts prospectively. Examples of such circumstances include: (1) changes in laws and regulations that limit the estimated economic life of an asset; (2) changes in technology that render an asset obsolete; or (3) changes in expected salvage values.

No impairment of long-lived assets was identified during the years ended December 31, 2012, 2011 and 2010.

Income Tax Expense Estimates and Policies

As part of the income tax provision process of preparing our combined consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe the recovery is not likely, we establish a valuation allowance. Further, to the extent that we establish a valuation allowance or increase this allowance in a financial accounting period, we include a tax provision or reduce our tax benefit in our combined consolidated statements of operations.

We use our judgment to determine the provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. There are various factors that may cause our tax assumptions to change in the near term, and we may have to record a valuation allowance against our remaining or future deferred tax assets. We assess the impact of significant changes to tax laws and regulations on a regular basis and update the assumptions and estimates used to prepare our combined consolidated financial statements when new legislation and regulations are enacted.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, refer to Note 2 — Significant Accounting Policies to our combined consolidated financial statements included in this Annual Report on Form 10-K.

Item7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of operations, we are exposed to market risks arising from adverse changes in interest rates and foreign exchange rates. Market risk is defined for these purposes as the potential change in the fair value of financial assets or liabilities resulting from an adverse movement in interest rates or foreign exchange rates. These risks are closely monitored and evaluated by management, including the Chief Financial Officer, the Treasurer and respective local accounting management for all of our locations. We enter into derivative financial instruments to manage certain exposures to these risks. Our policy requires that we do not enter into any derivative instruments for trading or other speculative purposes, and for foreign exchange rate hedges, that only known, firm commitments are hedged.

Interest rate risk

We are exposed to market risk related to our fixed-rate and variable-rate debt. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Changes in interest rates may affect the market value of our fixed-rate debt, the 2020 Notes. Market risk related to our variable-rate debt is measured to the extent that a potential increase in market interest rates could have a negative impact on our financial position, results of operations and/or cash flows. A hypothetical 1% increase in the assumed effective interest rates that apply to the variable rate average borrowings on our credit facilities in the year ended December 31, 2012 would cause our interest expense for the year ended December 31, 2012 to increase by approximately $1.4 million.

Foreign currency risk

In the ordinary course of our business, we enter into purchase and sales commitments that are denominated in currencies that differ from the functional currency used by our operating subsidiaries. Currency exchange rate fluctuations can create volatility in our financial position, results of operations and/or cash flows. Although we may enter into foreign exchange agreements with financial institutions in order to reduce our exposure to fluctuations in currency exchange rates, these transactions, if entered into, will not eliminate that risk entirely. To the extent that we are unable to match sales received in foreign currencies with expenses paid in the same currency, exchange rate fluctuations could have a negative impact on our financial position, results of operations and/or cash flows. For the years ended December 31, 2012, 2011 and 2010, we had net realized and unrealized foreign currency gains of $0.3 million, $0.5 million and $1.6 million, respectively.

At December 31, 2012 we had $38.9 million total notional amount of outstanding forward contracts related to our foreign currency risk, all of which we expect to settle within one year. The fair value of these forward contracts at December 31, 2012 was a net asset of $0.2 million, all of which was recorded within our combined consolidated balance sheets for the year ended December 31, 2012. While we may experience variability in our earnings from period to period due to unrealized gains and losses associated with these forward contracts, we believe a ten percent fluctuation in foreign currency rates would not have a material impact on our combined consolidated financial statements as any realized gain or loss from these forward contracts would be largely offset by an inverse gain or loss on the settlement of the underlying sale or purchase transaction.

Additionally, because our combined consolidated financial results are reported in U.S. dollars, if we generate net sales or earnings within entities whose functional currency is not the U.S. dollar, the translation of such amounts into U.S. dollars can result in an increase or decrease in the amount of our net sales or earnings. With respect to our potential exposure to foreign currency fluctuations and devaluations, for the year ended December 31, 2012, 21% of our net sales were originated from subsidiaries outside of the U.S. in currencies including, among others, the pound sterling, euro and U.S. dollar. As a result, each one percentage point change in the value of these foreign currencies relative to the U.S. dollar would have impacted our net sales by approximately $4.3 million. Any currency controls implemented by local monetary authorities in countries where we currently or may in the future operate could adversely affect our business, financial condition and results of operations.

Credit risk

We believe our credit risk on our credit facilities and derivative financial instruments is limited because the counterparties are generally banks with high credit ratings assigned by international credit-rating agencies.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms
Combined Consolidated Balance Sheets as of December 31, 2012 and 2011
Combined Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010
Combined Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010
Combined Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2012, 2011 and 2010
Combined Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
Notes to Combined Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Edgen Group Inc.:

We have audited the accompanying combined consolidated balance sheets of Edgen Group Inc. as of December 31, 2012 and 2011, and the related combined consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2012. These combined consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined consolidated financial statements based on our audits. The accompanying combined consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows of Edgen Group Inc. for the year ended December 31, 2010, were audited by other auditors whose report thereon dated September 28, 2012, expressed an unqualified opinion on those statements, before the effect of the adjustments to retrospectively reflect the change in reportable segments described in note 16.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined consolidated financial statements referred to above present fairly, in all material respects, the financial position of Edgen Group Inc. as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles

We also have audited the adjustments described in note 16 of the accompanying combined consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows of Edgen Group Inc. for the year ended December 31, 2010 that were applied to retrospectively reflect the change in reportable segments for the year ended December 31, 2010. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the combined consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows of Edgen Group Inc. for the year ended December 31, 2010, other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the combined consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows of Edgen Group Inc. for the year ended December 31, 2010 taken as a whole.

/s/ KPMG LLP

Baton Rouge, Louisiana
March 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Edgen Group, Inc.
Edgen Murray II L.P. and Subsidiaries
and
Bourland & Leverich Holdings LLC and Subsidiary

We have audited the accompanying combined consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows of Edgen Group, Inc. and related companies for the year ended December 31, 2010, before the effects of the adjustments to retrospectively reflect the change in reportable segments described in Note 16. The combined consolidated financial statements include the accounts of Edgen Group, Inc. and two related companies, Edgen Murray II L.P. and Subsidiaries and Bourland & Leverich Holdings LLC and Subsidiary. These companies are under common ownership and common management. These financial statements are the responsibility of the companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such combined consolidated financial statements, before the effects of the adjustments to retrospectively reflect the change in reportable segmentsdescribed in Note 16, present fairly, in all material respects, the combined results of their operations, changes in stockholders’ equity (deficit),and  cash flows of Edgen Group, Inc, and related companies  for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the change in reportable segments described in Note 16 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

/s/ DELOITTE & TOUCHE LLP

September 28, 2012
New Orleans, LA

EDGEN GROUP INC.
COMBINED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,729	$26,269
Accounts receivable - net	266,365	261,155
Inventory - net	388,204	339,371
Income tax receivable	1,067	1,209
Deferred tax asset	8	209
Prepaid expenses and other current assets	7,574	9,025
Total current assets	692,947	637,238
PROPERTY, PLANT AND EQUIPMENT - NET	46,834	46,647
GOODWILL	36,590	22,965
DEFERRED TAX ASSET	4,812	1,044
OTHER INTANGIBLE ASSETS - NET	158,880	172,036
OTHER ASSETS	21,069	20,810
TOTAL ASSETS	$961,132	$900,740

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Managed cash overdrafts	$4,593	$6,488
Accounts payable	202,607	223,428
Income tax payable	7,707	4,307
Deferred revenue	8,016	5,139
Accrued interest payable	9,866	26,982
Current portion of long term debt and capital lease	2,822	19,244
Deferred tax liability	1,953	991
Accrued expenses and other current liabilities	29,298	21,350
Total current liabilities	266,862	307,929
DEFERRED TAX LIABILITY	5,314	4,544
OTHER LONG TERM LIABILITIES	3,109	783
REVOLVING CREDIT FACILITIES	56,894	37,523
LONG TERM DEBT AND CAPITAL LEASE	602,551	627,078
Total liabilities	934,730	977,857
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 40,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.0001 par value, 435,656,862 shares authorized; 18,196,062 shares issued and outstanding at December 31, 2012	2	—
Class B common stock, $0.0001 par value, 24,343,138 shares authorized, issued and outstanding at December 31, 2012	2	—
Additional paid in capital	162,901	—
Retained deficit	(49,685)	—
Accumulated other comprehensive loss	(9,294)	—
Total stockholders' equity	103,926	—
PREDECESSOR NET DEFICIT:
Net deficit	—	(51,799)
Accumulated other comprehensive loss	—	(25,648)
Total predecessor net deficit	—	(77,447)
NON-CONTROLLING INTEREST	(77,524)	330
Total equity (deficit)	26,402	(77,117)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$961,132	$900,740

 See accompanying notes to combined consolidated financial statements.

EDGEN GROUP INC.
COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except shares outstanding and per share data)

	Years ended December 31,
	2012		2011	2010
NET SALES	$2,059,037		$1,675,209	$866,328
OPERATING EXPENSES:
Cost of sales (exclusive of depreciation and amortization shown below)	1,817,773		1,464,268	748,321
Selling, general and administrative expense	103,036		90,966	72,295
Depreciation and amortization expense	32,023		35,611	25,543
Impairment of goodwill	—		—	62,805
Total operating expenses	1,952,832		1,590,845	908,964
INCOME (LOSS) FROM OPERATIONS	106,205		84,364	(42,636)
OTHER INCOME (EXPENSE):
Other income (expense)- net	177		1,978	351
Loss on prepayment of debt	(71,729)		—	—
Interest expense - net	(75,610)		(86,480)	(72,664)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(40,957)		(138)	(114,949)
INCOME TAX EXPENSE (BENEFIT)	2,486		4,088	(22,125)
NET INCOME (LOSS)	$(43,443)		$(4,226)	$(92,824)

NET INCOME (LOSS) ATTRIBUTABLE TO:
Predecessor	$4,858		$(4,514)	$(92,838)
Non-controlling interest	(26,938)		288	14
Edgen Group Inc.	(21,363)	*	—	—

EARNINGS (LOSS) PER SHARE OF CLASS A COMMON STOCK ATTRIBUTABLE TO EDGEN GROUP INC.:
Basic	$(1.21)	*	N/A	N/A
Diluted	(1.21)	*	N/A	N/A

WEIGHTED AVERAGE SHARES OF CLASS A COMMON STOCK OUTSTANDING:
Basic	17,656,656	*	N/A	N/A
Diluted	17,656,656	*	N/A	N/A

*
Edgen Group Inc. did not have any assets or operations, nor did it have any common stock outstanding prior to the IPO and the Reorganization. Accordingly, the net income (loss) attributable to Edgen Group Inc., earnings (loss) per share of Class A common stock attributable to Edgen Group Inc. and weighted average shares of Class A common stock outstanding shown are for the period from May 2, 2012 to December 31, 2012 (the period since the IPO and the Reorganization).

See accompanying notes to combined consolidated financial statements.

EDGEN GROUP INC.
COMBINED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years ended December 31,
	2012		2011	2010
NET INCOME (LOSS)	$(43,443)		$(4,226)	$(92,824)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	3,766		(117)	(4,062)
COMPREHENSIVE INCOME (LOSS)	$(39,677)		$(4,343)	$(96,886)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO:
Predecessor	$8,893		$(4,631)	$(96,900)
Non-controlling interest	(27,097)		288	14
Edgen Group Inc.	(21,473)	*	—	—

*
Edgen Group Inc. did not have any assets or operations prior to the IPO and the Reorganization. Accordingly, the comprehensive income (loss) attributable to Edgen Group Inc. shown is for the period from May 2, 2012 to December 31, 2012 (the period since the IPO and the Reorganization).

See accompanying notes to combined consolidated financial statements.

EDGEN GROUP INC.
COMBINED CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

		Edgen Group Inc.				Accumulated		Total
	Predecessor	Common stock		Additional paid	Retained	other comprehensive	Non- controlling	stockholders'equity
	net deficit	Class A	Class B	in capital	deficit	loss	interest	(deficit)
Balance at December 31, 2009	$(8,310)	$—	$—	$—	$—	$(21,469)	$—	$(29,779)
Net income (loss)	(92,838)	—	—	—	—	—	14	(92,824)
Other comprehensive loss	—	—	—	—	—	(4,062)	—	(4,062)
Contributions to non-controlling interest	—	—	—	—	—	—	28	28
Unit-based compensation	1,364	—	—	—	—	—	—	1,364
Issuance of common partnership units for B&L acquisition	55,000	—	—	—	—	—	—	55,000
Distributions to owners of Predecessor	(57)	—	—	—	—	—	—	(57)
Balance at December 31, 2010	$(44,841)	$—	$—	$—	$—	$(25,531)	$42	$(70,330)

Net income (loss)	(4,514)	—	—	—	—	—	288	(4,226)
Other comprehensive loss	—	—	—	—	—	(117)	—	(117)
Unit-based compensation	2,632	—	—	—	—	—	—	2,632
Distributions to owners of Predecessor	(5,076)	—	—	—	—	—	—	(5,076)
Balance at December 31, 2011	$(51,799)	$—	$—	$—	$—	$(25,648)	$330	$(77,117)

Net income	4,858	—	—	—	—	—	11	4,869
Other comprehensive income	—	—	—	—	—	4,035	—	4,035
Unit-based compensation	922	—	—	—	—	—	—	922
Distributions to owners of Predecessor	(8,605)	—	—	—	—	—	—	(8,605)
Balances at May 2, 2012 (initial public offering date)	$(54,624)	$—	$—	$—	$—	$(21,613)	$341	$(75,896)
Reorganization transactions:
Exchange of Predecessor unit-based compensation	(11,498)	—	—	11,498	—	—	—	—
Allocation of Predecessor net deficit to equity accounts and issuance of Class B common stock	66,122	—	2	279	(28,322)	—	(38,328)	(247)
Allocation of Predecessor AOCL to non-controlling interest	—	—	—	—	—	12,429	(12,429)	—
Initial public offering transaction:
Net proceeds from issuance of 15,000,000 shares of Class A common stock from initial public offering	—	2	—	149,286	—	—	—	149,288
Balances after the initial public offering and the Reorganization	$—	$2	$2	$161,063	$(28,322)	$(9,184)	$(50,416)	$73,145
Net income (loss)	—	—	—	—	(21,363)	—	(26,949)	(48,312)
Other comprehensive loss	—	—	—	—	—	(110)	(159)	(269)
Distribution to owners	—	—	—	(3,701)	—	—	—	(3,701)
Equity-based compensation	—	—	—	4,501	—	—	—	4,501
Shares issued in connection with acquisition	—	—	—	1,038	—	—	—	1,038
Balance at December 31, 2012	$—	$2	$2	$162,901	$(49,685)	$(9,294)	$(77,524)	$26,402

See accompanying notes to combined consolidated financial statements.

EDGEN GROUP INC.
COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Years ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(43,443)	$(4,226)	$(92,824)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	32,023	35,611	25,543
Amortization of deferred financing costs	4,564	5,048	4,600
Impairment of goodwill	—	—	62,805
Amortization of discount on long term debt	1,163	1,205	815
Non-cash accrual of interest on Seller Note	3,141	3,843	1,479
Loss on prepayment of debt	71,729	—	—
Equity-based compensation expense	5,439	2,632	1,350
Unrealized (gain) loss on derivative instruments	729	497	176
Allowance for doubtful accounts	1,028	380	126
Provision for inventory allowances and write downs	4,249	1,251	2,515
Deferred income tax benefit	(4,694)	(1,251)	(5,022)
Loss (gain) on foreign currency transactions	(293)	456	1,559
Gain on sale of property, plant and equipment	(54)	(996)	(373)
Changes in operating assets and liabilities:
Accounts receivable	(1,556)	(108,362)	(696)
Inventory	(46,843)	(104,005)	25,375
Prepaid expenses and other current assets	613	(2,160)	2,947
Accounts payable	(31,193)	107,259	(2,453)
Accrued expenses, other current liabilities and deferred revenue	(6,893)	8,631	9,504
Income tax payable	2,857	2,463	380
Income tax receivable	164	18,365	2,187
Other	84	49	843
Net cash provided by (used in) operating activities	(7,186)	(33,310)	40,836
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(21,765)	—	(234,376)
Purchases of property, plant and equipment	(3,508)	(2,998)	(14,038)
Proceeds from the sale of property, plant and equipment	101	6,291	1,188
Net cash provided by (used in) investing activities	(25,172)	3,293	(247,226)
CASH FLOWS FROM FINANCING ACTIVITIES:
Gross proceeds from issuance of Class A common stock in initial public offering	153,862	—	—
Initial public offering costs	(4,574)	—	—
Proceeds from issuance of other long term debt	7,000	—	125,000
Proceeds from issuance of 2020 Notes	536,139	—	—
Repayment of 2015 Notes	(506,819)	—	—
Issuance of Predecessor equity	—	—	65,000
Repayment of BL term loan	(125,322)	—	—
Repayment of portion of Seller Note	(10,745)	—	—
Other principal payments on long term debt and capital lease	(625)	(7,411)	(5,878)
Deferred financing costs	(20,468)	(1,309)	(13,433)
Distributions to owners of Predecessor	(8,605)	(5,076)	(57)
Distributions to owners	(3,701)	—	—
Loan payable to EM II LP	1,549	—	—
Proceeds from revolving credit facilities	870,484	324,267	56,344
Payments to revolving credit facilities	(851,120)	(320,744)	(22,344)
Managed cash overdraft	(1,882)	4,809	(56)
Net cash provided by (used in) financing activities	35,173	(5,464)	204,576
Effect of exchange rate changes on cash and cash equivalents	645	(1,114)	(1,055)
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,460	(36,595)	(2,869)
CASH AND CASH EQUIVALENTS - beginning of period	26,269	62,864	65,733
CASH AND CASH EQUIVALENTS - end of period	$29,729	$26,269	$62,864

 See accompanying notes to combined consolidated financial statements.

  EDGEN GROUP INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and General Accounting Matters

We are a leading global distributor of specialty products to the energy sector, including steel pipe, valves, quenched and tempered and high yield heavy plate, and related components. We manage our business in two reportable segments: E&I and OCTG, while primarily focusing on serving customers that operate in the upstream (conventional and unconventional oil and natural gas exploration, drilling and production in both onshore and offshore environments), midstream (gathering, processing, fractionation, transportation and storage of oil and natural gas) and downstream (refining and petrochemical applications) end-markets for oil and natural gas. We also serve power generation, civil construction and mining applications, which have a similar need for our technical expertise in specialized steel and specialty products. As of December 31, 2012, we had operations in ten countries and sales representative offices in five other countries, with our headquarters located in Baton Rouge, Louisiana.

We were incorporated in December 2011 as a Delaware corporation to serve as the issuer in an initial public offering ("IPO") and as the ultimate parent company of our operating subsidiaries, Edgen Murray Corporation ("EMC") and its subsidiaries and Bourland & Leverich Supply Co. LLC ("B&L"). We own and control these operating subsidiaries through our approximately 43% economic interest in, and our 100% voting control of, our consolidated subsidiary, EDG Holdco LLC ("EDG LLC"), which indirectly owns 100% of, and controls, EMC and B&L.

Our Class A common stock is listed on the New York Stock Exchange under the symbol "EDG".

Initial Public Offering and Reorganization

On May 2, 2012, we completed an IPO of 15,000,000 shares of Class A common stock at an initial offering price of $11.00 per share, which generated net proceeds of $149.3 million after deducting underwriting discounts, expenses and transaction costs. We used these net proceeds to purchase membership units of EDG LLC, which were then used by EDG LLC to repay certain indebtedness of EMC and B&L.

Immediately prior to the consummation of the IPO, we were party to the Reorganization, which consisted of, among other things, the following:

(1)	Our formation of EDG LLC;
(2)	The contribution by Edgen Murray II, L.P. ("EM II LP") of all of the equity interests of EMGH Limited ("EMGH") to EMC, thereby making EMGH a wholly-owned subsidiary of EMC;
(3)	The redemption of EMC’s ownership interest in Bourland & Leverich Holdings LLC ("B&L Holdings") for an equivalent ownership interest in B&L, B&L Holdings’ former operating subsidiary;
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

As a result of the IPO and the Reorganization, we are the parent holding company of the historical businesses of EM II LP and B&L Holdings and have consolidated the results of these businesses with our own. The Reorganization has been accounted for as a transaction between entities under common control, as we, EM II LP, B&L Holdings, EDG LLC, and B&L have been since July 2010, and continue to be, under the collective common control of affiliates of Jefferies Capital Partners ("JCP").

Basis of Financial Statement Presentation

The combined consolidated financial statements and notes are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the SEC.

We did not own any assets prior to the IPO and the Reorganization. As required by GAAP for common control transactions, all assets and liabilities transferred to us as part of the Reorganization were recorded in our combined consolidated financial statements at carryover basis.

For periods prior to the IPO and the Reorganization, the combined consolidated financial statements and related notes presented within this Form 10-K reflect the Reorganization as if it had occurred on July 19, 2010, the date that EM II LP and B&L Holdings came under the common control of JCP. As such, the periods prior to the IPO reflect the combined assets, liabilities and operations of the historical businesses of EM II LP and B&L Holdings (collectively, the "Predecessor"). Because a single direct owner relationship did not exist among the owners of the Predecessor, the net deficit of the Predecessor is shown in lieu of partners’ or stockholders’ deficit for periods prior to the IPO. For periods prior to July 19, 2010, the combined consolidated financial statements and related notes are those of EM II LP, our accounting predecessor.

2. Significant Accounting Policies

Use of Estimates

The preparation of our combined consolidated financial statements, in conformity with GAAP, requires us to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the combined consolidated financial statements; and (iii) the reported amounts of net sales and expenses during the reporting period. Areas requiring significant estimates by our management include the following:

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

Actual results could materially differ from those estimates.

Accounts Receivable

Accounts receivable is shown net of allowance for doubtful accounts. The allowance for doubtful accounts reflects our estimate of the uncollectible trade accounts receivable based on the aging and other collectability attributes of specific customer receivable accounts. An analysis of the change in allowance for doubtful accounts is as follows:

(in millions)	2012	2011
Beginning balance, January 1	$2.1	$2.0
Provision	1.0	0.4
Write offs	(0.6)	(0.3)
Ending balance, December 31	$2.5	$2.1

Capitalized Software Costs

Capitalized costs associated with computer software developed or obtained for internal use includes external consultant costs and internal payroll and payroll-related costs for employees directly involved in the application development stage of computer software development.

Cash Equivalents

Cash and cash equivalents represent unrestricted cash on hand and highly liquid investments with original maturities of less than three months from the date of purchase.

Consolidation Policy

Our combined consolidated financial statements represent the combination of the historical consolidated financial statements of EM II LP and B&L Holdings, which consist of the accounts of EM II LP and B&L Holdings and those of their majority-owned subsidiaries, after the elimination of intercompany accounts and transactions.

Contingencies

Certain conditions may exist as of the date our combined consolidated financial statements are issued, which may result in a loss to us but which will only be resolved when one or more future events occur or fail to occur.

We have regular quarterly litigation reviews, including updates from legal counsel, to assess the need for accounting recognition or disclosure of these contingencies, and such assessment inherently involves an exercise in judgment. In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in such proceedings, we evaluate the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

We accrue an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. We do not record a contingent liability when the likelihood of loss is probable but the amount cannot be reasonably estimated or when it is believed to be only reasonably possible or remote.

For contingencies where an unfavorable outcome is reasonably possible and the impact would be material, we disclose the nature of the contingency and, if feasible, an estimate of the possible loss or range of loss. Loss contingencies considered remote are generally not disclosed. See Note 14 — Commitments and Contingencies for additional information regarding our contingencies.

Deferred Financing Costs

Deferred financing costs are charged to operations as additional interest expense over the life of the underlying indebtedness using the effective interest method. Deferred financing costs charged to the statements of operations as interest during the years ended December 31, 2012, 2011 and 2010, were $4.6 million, $5.0 million and $4.6 million, respectively.

Derivative Financial Instruments

We have entered into derivative instruments such as swaps, forwards and other contracts to manage risks associated with changes in interest rates and foreign currency rates. We do not use derivative instruments for trading purposes and have procedures in place to monitor and control their use.

We record our derivative financial instruments at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss, if any, on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, is recognized in our the results of operations.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the gain or loss on the derivative instrument for a cash flow hedge is recorded in our results of operations immediately. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the results of operations immediately. See Note 17 — Derivatives and Other Financial Instruments and Note 18 — Fair Value Measurements and Financial Instruments for a discussion of the use of derivative instruments, management of credit risk inherent in derivative instruments and fair value information.

Earnings per Share

Prior to our IPO and Reorganization, none of our income was allocable to our Class A stockholders as all income generated for periods prior to the IPO and Reorganization was allocated to the Predecessor. Accordingly, we have not provided a calculation of basic and diluted earnings per share for the years ended December 31, 2011 and 2010.

Equity-Based Compensation

Prior to the IPO and the Reorganization, we historically granted unit-based awards of EM II LP and B&L Holdings to our executive officers, directors and certain employees. These awards were granted in the form of unit options and restricted units and vested based upon time-based conditions. Unit-based compensation expense was recognized based on the grant date fair value of the award, net of an allowance for estimated forfeitures, on a straight-line basis over the total requisite service period for the award.

In connection with the IPO and the Reorganization, we adopted the Edgen Group Inc. 2012 Omnibus Incentive Plan ("2012 Plan"), which allows us to grant equity-based compensation awards of Edgen Group Inc. to certain officers, employees and directors providing services to us. Awards under the 2012 Plan may be granted in the form of restricted stock, stock options, stock appreciation rights, restricted stock units and other equity-based awards as deemed appropriate by our compensation committee. All forms of equity-based payments to employees are recognized as compensation expense based on the grant date fair value of the award and recognized over the requisite service period associated with the award. In addition, all restricted units of EM II LP and B&L Holdings and all outstanding options to acquire the common partnership units of EM II LP and membership units of B&L Holdings were exchanged contemporaneously for a substantially equivalent value of restricted shares of our Class A common stock or options to acquire our Class A common stock, as applicable, at the closing of the IPO. The resulting restricted shares and stock options contain substantially identical terms, conditions and vesting schedules as the previously outstanding EM II LP and B&L Holdings unit-based awards. We accounted for these exchanges as a modification as required by GAAP. The modification did not result in any additional compensation expense as the fair value of the EM II LP and B&L Holdings unit-based awards immediately prior to their modification was substantially the same as the fair value of the newly issued equity-based awards immediately after the modification. Since this modification, we have continued to record compensation expense associated with these equity-based awards over the remaining vesting period.

Fair Values of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short term maturity of those instruments. The fair value of long term debt is based on estimated market quotes or recent trades. The fair value of derivatives is based on the estimated amount we would receive or pay if the transaction was terminated, taking into consideration prevailing exchange rates and interest rates, in a transaction between market participants.

Foreign Currency

Our non-U.S. subsidiaries maintain their accounting records in their respective functional currencies. All assets and liabilities in foreign currencies are translated into the relevant measurement currency for each entity at the rate of exchange at the balance sheet date. Transactions in foreign currencies are translated into the relevant measurement currency at an average rate of exchange during the period. The cumulative effect of foreign currency translation adjustment is recorded as accumulated other comprehensive (loss) income and included in the combined consolidated statements of stockholders' equity (deficit). Foreign currency exchange transaction gains or losses are charged to earnings in the period during which the transactions are settled.

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the portion of the purchase price assigned to the assets acquired and liabilities assumed in the transaction. Goodwill is not amortized, but is subject to annual impairment testing at the beginning of each year, and more frequently if circumstances indicate that it is probable that the fair value of goodwill is below its carrying amount. Fair value is determined using discounted cash flows and guideline company multiples. Significant estimates used in calculating fair value include estimates of future cash flows, future short-term and long term growth rates, weighted average cost of capital and guideline company multiples for each of the reporting units. At December 31, 2012, our goodwill balance is attributable to our U.K. and APAC reporting units and is included within our E&I segment. No impairment of goodwill was identified during the years ended December 31, 2012 and 2011. We recorded a goodwill impairment charge of $62.8 million in 2010 to reduce the goodwill at the Americas and UAE reporting units to zero based on an interim goodwill impairment analysis performed in response to the continued slow global economic recovery as well as uncertainty surrounding energy demand and commodity pricing.

Impairment of Long-lived Assets

Long-lived assets, including property, plant and equipment, are assessed for impairment when events or changes in circumstances indicate that the carrying value of the assets or the asset group may not be recoverable. The asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset, plus net proceeds expected from the disposition of the asset (if any) are less than such asset's carrying amount. Impairment losses are measured as the amount by which the carrying amounts of the assets exceed their fair values. No impairment of long-lived assets was identified during the years ended December 31, 2012, 2011 and 2010.

Income Taxes

Our income tax accounts for the periods prior to our IPO and Reorganization relate solely to EM II LP, as B&L Holdings is a pass-through entity for tax purposes and was not subject to income taxes at the entity level. Deferred income taxes are recognized for the future tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. Our uncertain tax positions requiring recognition in these combined consolidated financial statements are disclosed in Note 13 — Income Taxes.

Inventory

Inventory consists primarily of carbon steel pipe and plate, alloy grade pipe, fittings and flanges, structural sections and specialized valves. Inventory is stated at the lower of cost or market (net realizable value). Cost is determined by the weighted-average cost method. Cost includes all costs incurred in bringing the product to its present location and condition. Net realizable value is based on estimated normal selling price less further costs expected to be incurred to completion and disposal. Inventory is reduced for obsolete, slow-moving or defective items. The provision for inventory allowances and write downs balance was $7.5 million and $4.7 million at December 31, 2012 and 2011, respectively.

Leases

We enter into both finance and operating lease agreements. Fixed assets held under lease agreements, which confer rights and obligations similar to those attached to owned assets, are capitalized as fixed assets and are depreciated over their economic lives. Future finance lease obligations are recorded as liabilities, while the interest element is charged to the statements of operations over the period of the related finance lease obligation. Rentals under operating leases are charged to our statements of operations on a straight-line basis over the lease term, even if the payments are not made on such a basis.

Managed Cash Overdrafts

We utilize a cash management system under which a book overdraft represents the outstanding checks on our controlled disbursement bank account in excess of funds on deposit in the account at the balance sheet date. The balance of book overdrafts is classified as managed cash overdrafts in the current liabilities section of our combined consolidated balance sheets. Changes in managed cash overdrafts during the years ended December 31, 2012, 2011 and 2010 are reflected as a financing activity in the combined consolidated statements of cash flows.

Non-Controlling Interest

We record the portion of our consolidated subsidiaries that we do not own as non-controlling interest in the combined consolidated financial statements. For periods prior to our IPO, non-controlling interest reflects the 30% interest we do not own in a consolidated Bahraini joint venture.

Other Identifiable Intangible Assets

Other identifiable intangible assets include customer relationships, tradenames, noncompetition agreements and trademarks. Intangible assets with finite useful lives are amortized to expense over their estimated useful lives: seven to fifteen years for customer relationships and less than one year to six years for noncompetition agreements. Intangible assets with an indefinite useful life, such as tradenames and trademarks, are evaluated annually for impairment and more frequently if circumstances dictate, by comparing the carrying amounts to the fair value of the individual assets. We determine the useful lives of our intangible based on historical experience.

The fair value of customer relationships and noncompetition agreements is derived using an income/excess earnings valuation method, which is based on the assumption that earnings are generated by all of our owned assets, both tangible and intangible. The income/excess earnings method estimates the fair value of an intangible asset by discounting its future cash flows and applying charges for contributory assets. Certain estimates and assumptions were used to derive the customer relationship intangible, including future earnings projections, discount rates and customer attrition rates. In determining the fair value for noncompetition agreements, we consider future earnings projections, discount rates and estimates of potential losses resulting from competition, the enforceability of the terms and the likelihood of competition in the absence of the agreement.

The fair value of tradenames is derived using a relief from royalty valuation method which assumes that the owner of intellectual property is relieved from paying a royalty for the use of that asset. The royalty rate attributable to the intellectual property represents the cost savings that are available through ownership of the asset by the avoidance of paying royalties to license the use of the intellectual property from another owner. Accordingly, earnings forecasts of income reflect an estimate of a fair royalty that a licensee would pay, on a percentage of revenue basis, to obtain a license to utilize the intellectual property. Estimates and assumptions used in deriving the fair value of tradenames include future earnings projections, discount rates and market royalty rates identified on similar recent transactions.

Other Comprehensive Income (Loss)

Comprehensive income (loss) ("OCI") includes net earnings and other comprehensive (loss) income. The change in accumulated other comprehensive income (loss) for all periods presented resulted from foreign currency translation adjustments.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment for financial reporting purposes is recorded using the straight-line method over the estimated useful lives of the individual assets when placed into service. Useful lives range from one to ten years for leasehold improvements, two to ten years for equipment and computers and five to fifty years for buildings and land improvements. Construction in process represents costs associated with property, plant and equipment that have not been placed into service. Accelerated methods of depreciation are used for income tax purposes. Ordinary maintenance and repairs which do not extend the physical or economic lives of the plant or equipment are charged to expense as incurred.

Revenue Recognition

Net sales are recognized on product sales when the earning process is complete, meaning the risks and rewards of ownership have transferred to the customer (as defined by the shipping terms) and collectability is reasonably assured. Net sales are recorded, net of discounts, customer incentives, value-added tax and similar taxes as applicable in foreign jurisdictions. Customer incentives are determined based on the achievement of certain agreed-upon terms and conditions by the customer during each period. We use pre-defined internationally accepted shipping terms that clearly communicate the roles of the buyer and seller relative to the tasks, costs and risks associated with the transportation and delivery of goods. For project orders that require delivery in multiple phases, we recognize net sales for each shipment of product when title transfers in accordance with agreed shipping terms.

Shipping and handling costs related to product sales are also included in net sales.

3. Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies. Updates to the Accounting Standard Codification ("ASC") are communicated through the issuance of an Accounting Standards Update ("ASU").

Recently Issued

Currently, no recently issued accounting pronouncements that will be adopted by us are expected to have a material impact on our financial position, results of operations or cash flows.

Recently Adopted

In July 2012, the FASB issued ASU No. 2012-02 regarding subsequent measurement guidance for long lived intangibles. This guidance is meant to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets. This guidance is effective for annual and interim tests performed for fiscal years beginning after September 15, 2012. We adopted this guidance effective for our annual testing performed at the beginning of 2013.

4. Supplemental Cash Flow Information

Supplemental cash flow information for the years ended December 31, 2012, 2011 and 2010 is presented below:

	Years ended December 31,
(in millions)	2012	2011	2010
Interest paid	$82.7	$76.4	$41.1
Income taxes paid	5.3	2.9	2.1
Income tax refunds received	1.0	18.4	22.0

Non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable	$0.3	$0.5	$2.1
Issuance of Seller Note in connection with B&L Acquisition	—	—	43.8
Shares issued in connection with acquisition	1.0	—	—
Potential earnouts associated with acquisitions	4.6	—	—

5. Property, Plant and Equipment

The historical costs of our property, plant and equipment and related accumulated depreciation balances at December 31, 2012 and 2011 were as follows:

(in millions)	December 31, 2012	December 31, 2011
Land and land improvements	$11.8	$11.2
Buildings	40.0	37.8
Equipment and computers	30.1	28.6
Leasehold improvements	6.4	6.0
Construction in progress	0.6	0.2
Property, plant and equipment - gross	88.9	83.8
Less: accumulated depreciation	(42.1)	(37.2)
Property, plant and equipment - net	$46.8	$46.6

We are party to a capital lease of land, an office building and two warehouses in Newbridge, Scotland. At December 31, 2012 and 2011, the carrying value of the leased fixed assets included in property, plant and equipment, net of accumulated depreciation of $5.5 million and $4.5 million, respectively, was $15.1 million and $15.3 million, respectively.

Our depreciation expense for the periods indicated is presented below:

	Year ended December 31,
(in millions)	2012	2011	2010
Depreciation expense	$5.2	$5.6	$4.9

6. Intangible Assets

The following table summarizes our intangible assets at the dates indicated:

	Customer Relationships			Noncompete Agreements			Sales Backlog			Tradenames and Trademarks
(in millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Total
Balance at December 31, 2010	$236.2	$(66.3)	$169.9	$24.0	$(13.6)	$10.4	$9.6	$(9.6)	$—	$21.4	$201.7
Amortization	—	(26.0)	(26.0)	—	(4.0)	(4.0)	—	—	—	—	(30.0)
Effect of foreign currency translation	0.2	0.1	0.3	—	—	—	—	—	—	—	0.3
Balance at December 31, 2011	236.4	(92.2)	144.2	24.0	(17.6)	6.4	9.6	(9.6)	—	21.4	172.0
Acquisitions	10.5	—	10.5	0.2	—	0.2	2.4	—	2.4	—	13.1
Amortization	—	(22.3)	(22.3)	—	(4.1)	(4.1)	—	(0.4)	(0.4)	—	(26.8)
Effect of foreign currency translation	2.1	(2.1)	—	—	—	—	0.3	—	0.3	0.3	0.6
Balance at December 31, 2012	$249.0	$(116.6)	$132.4	$24.2	$(21.7)	$2.5	$12.3	$(10.0)	$2.3	$21.7	$158.9

Our balances at December 31, 2012 include intangible assets acquired in the two acquisitions that occurred during 2012. The acquired intangible assets are subject to amortization and consist of customer relationships being amortized over a period of approximately eight to fifteen years, noncompete agreements being amortized over a period of less than one year to three years and sales backlog being amortized over a period of less than one year. See Note 8 - Acquisitions for additional information regarding the acquisitions during 2012.

Our amortization expense for the years ended December 31, 2012, 2011 and 2010 was $26.8 million, $30.0 million and $20.6 million, respectively.

Our scheduled amortization expense associated with intangible assets is expected to be as follows:

(in millions)	Years ending December 31:
2013	$19.8
2014	16.0
2015	15.5
2016	15.2
2017	15.2
Thereafter	55.5
Total scheduled amortization expense	$137.2

7. Goodwill

The following table presents changes to goodwill and the gross carrying value and accumulated impairment losses associated with goodwill at the dates indicated. At December 31, 2012, all of our goodwill is included within the E&I segment.

(in millions)	Gross	Accumulated impairment	Effects of foreign currency	Net
Balance at January 1, 2011	$90.7	$(62.8)	$(5.0)	$22.9
Effects of foreign currency	—	—	0.1	0.1
Balance at December 31, 2011	$90.7	$(62.8)	$(4.9)	$23.0
Effects of foreign currency	—	—	1.1	1.1
Acquisitions	12.5	—	—	12.5
Balance at December 31, 2012	$103.2	$(62.8)	$(3.8)	$36.6

See Note 8 - Acquisitions for additional information regarding acquisitions during 2012.

8. Acquisitions

During the year ended December 31, 2012, the Company completed two acquisitions with a total net purchase price of $28.6 million that were not material individually or in the aggregate to our overall combined consolidated financial statements and our results of operations. The net purchase price of these acquisitions includes cash payments of $23.0 million, $4.6 million in potential earnouts, and $1.0 million in stock issuances. These acquisitions were accounted for under the purchase method, and the acquired assets and liabilities were valued at their estimated fair values. Transaction costs associated with these acquisitions were $0.7 million. The results of operations for these businesses, which are considered immaterial, have been included in our combined consolidated results since the acquisition dates. Pro forma presentation of results is also considered immaterial.

9. Debt Obligations

Our credit arrangements, long term debt and capital lease consisted of the following at the dates indicated:

(in millions)	December 31, 2012	December 31, 2011
$540.0 million 8.75% 2020 Notes, net of discount of $3.8 million at December 31, 2012; due November 1, 2020	$536.2	$—
$375.0 million Global Credit Agreement, due December 20, 2017	56.9	—
$465.0 million 12.25% 2015 Notes, net of discount of $3.0 million at December 31, 2011; due January 15, 2015	—	462.0
$195.0 million EM revolving credit facility, due May 11, 2014	—	20.5
$75.0 million BL revolving credit facility, due August 19, 2014	—	17.0
$125.0 million BL term loan, due August 19, 2015	—	116.4
Seller Note, net of discount of $4.0 million and $5.6 million at December 31, 2012 and 2011, respectively, interest accrues at 8.0% compounding annually; due August 19, 2019	43.7	49.7
$7.0 million Singapore warehouse loan, interest accrues at a margin rate of 2.00% plus SIBOR; due November 28, 2015	6.8	—
Capital lease	18.7	18.2
Total debt and capital lease obligations	662.3	683.8
Less: current maturities of debt and capital lease	(2.8)	(19.2)
Long term debt and capital lease	$659.5	$664.6

At December 31, 2012, the scheduled annual maturities, excluding mandatory prepayments, if any, for all of our outstanding credit arrangements and long term debt, and the future minimum lease payments under our capital lease obligation are as follows:

For years after December 31, 2012 (in millions):	Outstanding credit arrangements and long term debt	Capital lease obligations
2013	$2.3	$2.2
2014	2.3	2.2
2015	2.2	2.2
2016	—	2.2
2017	56.9	2.2
Thereafter	579.9	29.7
Subtotal	643.6	40.7
Less amount representing interest	—	(22.0)
Total	$643.6	$18.7

2020 Notes

On October 16, 2012, we completed our offering of $540.0 million aggregate principal amount of 8.75% senior secured notes due 2020 (the "2020 Notes") with an original issue discount of $3.9 million, through a private placement in compliance with Rule 144A and Regulation S of the Securities Act. After deducting $10.8 million in offering expenses, discounts and commissions, we received net proceeds of approximately $525.3 million. We used the net proceeds to fully repay the remaining $465.0 million principal balance, accrued interest of $14.3 million and a prepayment penalty of $41.8 million of the 2015 Notes and $4.2 million to repay our EM revolving credit facility. In connection with the repayment of the 2015 Notes, we expensed $9.9 million of unamortized discounts and deferred financing costs, which is classified as loss on prepayment of debt within our combined consolidated statement of operations.

The 2020 Notes, bearing interest at 8.75% per year due on May 1 and November 1 of each year, beginning May 1, 2013, are guaranteed on a senior secured basis by all of our existing and certain of our future significant domestic restricted subsidiaries (other than the issuer, EMC). The 2020 Notes and the guarantees are secured: (1) on a first priority basis by substantially all of EMC's and the guarantors’ current and future property and assets (other than the collateral securing the Global Credit Agreement on a first priority basis), including the capital stock of each of our wholly owned subsidiaries, which, in the case of foreign subsidiaries, is limited to 65% of the voting stock and 100% of the non-voting stock of each such first-tier subsidiary that is a foreign subsidiary; and (2) on a second priority basis by substantially all of the collateral that secures our Global Credit Agreement on a first priority basis.

The 2020 Notes are our senior secured obligations and rank equally in right of payment with all of our existing and future senior indebtedness and senior in right of payment to any future subordinated indebtedness. The guarantees will rank equally in right of payment with all of the existing and future senior indebtedness of our subsidiary guarantors. The 2020 Notes and guarantees are effectively subordinated in right of payment to any indebtedness under our Global Credit Agreement, to the extent our and the guarantors’ assets secure such obligations on a first priority basis and are effectively junior to any secured indebtedness that is either secured by assets that are not collateral for the 2020 Notes and the guarantees or secured by a prior lien in the collateral for the 2020 Notes and the guarantees, in each case, to the extent of the value of the assets securing such indebtedness.

EMC may redeem the 2020 Notes in whole or in part on and after November 1, 2015 at the redemption prices described below, plus accrued and unpaid interest, if any, at the date of redemption. In addition, EMC may redeem up to 35% of the 2020 Notes before November 1, 2015 with the proceeds of certain equity offerings.

Period	Redemption Price
2015	106.6%
2016	104.4%
2017	102.2%
2018 and thereafter	100.0%

Seller Note

In August 2010, B&L Holdings issued a $50.0 million note to the former owner of B&L’s predecessor business (the "Seller Note"). The fair value of the Seller Note was determined to be $43.8 million with an original issue discount of $6.2 million. The Seller Note accrues interest at a base rate of 2.18% and a contingent rate of 5.82% for an aggregate interest rate of 8.0%, which compounds annually. A portion of the accrued interest equal to 37.5% of the base rate is due annually, while the remaining portion of accrued interest is added to the principal balance to be paid at maturity in August 2019. In connection with the Reorganization, B&L assumed B&L Holdings’ obligations under the Seller Note, and we used $11.0 million of the IPO net proceeds to repay $10.7 million of the principal balance and $0.3 million of the accrued interest outstanding. In connection with this repayment, we expensed $1.2 million of unamortized discount, which is classified as loss on prepayment of debt within our combined consolidated statement of operations. At December 31, 2012, the remaining principal, accrued interest and unamortized discount associated with the Seller Note were $35.3 million, $8.4 million and $4.0 million, respectively.

Subsequent to our year end, on January 28, 2013, we made a partial repayment of $20.0 million on the Seller Note, including $16.5 million of the principal balance, $2.4 million of the accrued interest outstanding and a $1.1 million prepayment penalty.

BL Term Loan

In August 2010, B&L Holdings issued a $125.0 million aggregate principal amount term loan (the "BL term loan"). Interest on the term loan accrued at the adjusted LIBOR plus 9.0% for LIBOR loans, and Prime plus 8.0% for base rate loans. The remaining principal balance of $104.5 million, accrued interest of $1.1 million and a prepayment penalty of $8.9 million were paid on May 2, 2012 with a portion of the net proceeds received from the IPO. In connection with this debt repayment, we expensed the remaining unamortized debt issuance costs of $6.9 million. The effect of the prepayment penalty and write off of unamortized debt issuance costs associated with the BL term loan are classified as loss on prepayment of debt without our combined consolidated statement of operations.

Global Credit Agreement

On December 21, 2012, Edgen Group Inc. (the “Company”) and certain of its subsidiaries entered into a new asset based revolving credit agreement (“Global Credit Agreement”). The Global Credit Agreement was dated as of December 20, 2012 and entered into by and among Edgen Murray Corporation and Bourland and Leverich Supply Co. LLC ("US Borrowers"); the Company, EDG Holdco LLC, EM Holdings LLC, EMGH Limited, and Pipe Acquisition Limited, as guarantors; Edgen Murray Canada Inc. ("Canadian Borrower"); Edgen Murray PTE. LTD. ("Singapore Borrower"); Edgen Murray Europe Limited, HSP Group Limited, HS Pipequipment (Holdings) Limited, H.S. Pipequipment Limited, H.S. Pipequipment (Aberdeen) Limited, H.S. Pipequipment (Northern) Limited, and HSP Valves Limited ("UK Borrowers" and, collectively with the US Borrower, Canadian Borrower and Singapore Borrower, the “Borrowers”); Bank of America, N.A., as agent; and certain other financial institutions party thereto as lenders. The Global Credit Agreement replaced our EM revolving credit facility and BL revolving credit facility, both asset backed revolving credit facilities available to EMC and its subsidiaries and B&L, respectively. In connection with the replacement, we expensed $3.0 million of unamortized deferred financing costs, which is classified as loss on prepayment of debt within our combined consolidated statement of operations.

The Global Credit Agreement is a $375.0 million global credit facility with designated sub-facility limits of $10.0 million for the Canadian Borrower, $35.0 million for the Singapore Borrower, $45.0 million for the UK Borrowers and $285.0 million for the US Borrowers. Actual credit availability under our Global Credit Agreement will fluctuate because it is subject to a borrowing base limitation that is calculated based on a percentage of eligible trade accounts receivable and inventories, the balance of which fluctuate, and is subject to discretionary reserves and revaluation adjustments. The entities may utilize our Global Credit Agreement for borrowings as well as for the issuance of bank guarantees, letters of credit and other permitted indebtedness as defined by our Global Credit Agreement.

The Global Credit Agreement also allows the borrowers, at their option and subject to customary conditions, to request the administrative agent to solicit existing or additional lenders to provide, at the discretion of the lenders, one or more increases in the commitments under the Global Credit Agreement of up to $175.0 million which can be allocated among the facilities in the U.S., Canada, Singapore, and UK at the borrowers' discretion.

The Global Credit Agreement matures in December 2017. Obligations of the US Borrowers are guaranteed by Edgen Group Inc., EDG Holdco LLC, and EM Holdings LLC. The obligations of the Canadian Borrower, Singapore Borrower and UK Borrowers are guaranteed by the US Borrower, each of the other Borrowers, EMGH Limited and Pipe Acquisition Limited.

Borrowings will bear interest at a rate that varies depending on the type of loan, the Borrower, and the level of Excess Availability. The interest rate will be calculated using a base rate plus a margin. Depending on the type of loan, the base rate will either be a rate published by Bank of America, LIBOR or SIBOR. The margin will range from 0.75% to 2.25%. The Borrowers are also required to pay a commitment fee in respect of unutilized commitments that ranges from 0.25% to 0.50% depending on the level of average utilization.

The borrowers are also required to pay a commitment fee in respect of unutilized commitments that ranges from 0.25% to 0.50% depending on the level of average utilization.

The Global Credit Agreement is secured by a first priority security interest in all of the working capital assets, including trade accounts receivable and inventories of the borrowers and all other assets of the UK Borrowers and Singapore Borrower.

The borrowers will be able to voluntarily prepay the principal of any advance, without penalty or premium, at any time in whole or in part, subject to certain breakage costs.

If certain availability thresholds are not met, the Global Credit Agreement requires the Company and its restricted subsidiaries to maintain on a consolidated basis a fixed charge coverage ratio (defined as the ratio of (a) EBITDA minus capital expenditures minus taxes paid in cash to (b) the sum of cash Interest Expense plus scheduled principal payments on Debt plus management fees paid in cash plus Distributions paid in cash plus all payments made in cash in respect of any earnout or similar obligations with respect to any Acquisition) of at least 1.0 to 1.0 until the commitments have terminated and full payment of all obligations has occurred (as such capitalized terms are defined in the Global Credit Agreement).

The Global Credit Agreement contains affirmative and negative covenants that, subject to certain exceptions, limit our ability to take certain actions, including our ability to incur debt, pay dividends and repurchase stock, make certain investments and other payments, enter into certain mergers and consolidations, engage in sale leaseback transactions and transactions with affiliates and encumber and dispose of assets.

Borrowings under our Revolving Credit Facilities

At December 31, 2012, utilization and availability under our revolving credit facilities was as follows:

	Global Credit Agreement
(in millions)	US Borrowers		Canadian Borrower	Singapore Borrower	UK Borrowers	Total	EM FZE facility	Total revolving credit facilities
Total borrowing base at December 31, 2012	$279.4		$10.0	$20.7	$24.0	$334.1	$5.0	$339.1
Less: cash borrowings	(48.8)		(8.1)	—	—	(56.9)	—	(56.9)
Less: trade finance instruments	(36.1)	(a)	—	(2.5)	(0.8)	(39.4)	(3.1)	(42.5)
Net availability at December 31, 2012	$194.5		$1.9	$18.2	$23.2	$237.8	$1.9	$239.7

(a)	Includes a letter of credit in the amount of $5.0 million that expires on June 14, 2013 and which supports the facility utilized by our subsidiary in Dubai, Edgen Murray FZE (the “EM FZE facility”).

During the year ended December 31, 2012, our weighted average interest rates paid for cash borrowings under our Global Credit Agreement and EM FZE facility were 4.3% and 2.3%, respectively. During the year ended December 31, 2011, our weighted average interest rate paid for cash borrowing under our previously existing revolving credit facilities ranged between 4.4% to 4.6%. Our EM FZE facility did not have any cash borrowings during the year ended December 31, 2011.

Capital Lease

We are party to a capital lease of land, an office building and two warehouses in Newbridge Scotland. The carrying value of the leased fixed assets at December 31, 2012 and 2011, net of accumulated depreciation of $5.5 million and $4.5 million, respectively, is $15.1 million and $15.3 million, respectively, and is included within property, plant and equipment on the combined consolidated balance sheets.

At December 31, 2012 and 2011, we have recorded current obligations under the capital lease of $0.5 million and $0.4 million, respectively, and non-current obligations under the capital lease of $18.2 million and $17.8 million, respectively. Depreciation expense associated with the capital lease for the years ended December 31, 2012, 2011 and 2010 was $0.8 million, $0.8 million and $0.7 million, respectively.

Third Party Guarantees

In the normal course of business, we may provide performance guarantees directly to third parties on behalf of our subsidiaries.

At December 31, 2012 and 2011, we had the following outstanding guarantees:

(in millions)	December 31, 2012	December 31, 2011
Maximum potential obligations (undiscounted)	$22.5	$30.7
Guaranteed commitments outstanding	9.6	27.4

Additionally, at December 31, 2012 and 2011 we had the following trade finance instruments which have been cash collateralized and included in prepaid expenses and other assets in our combined consolidated balance sheets:

(in millions)	December 31, 2012	December 31, 2011
Trade finance instruments - cash collateralized	$1.0	$0.7

10. Equity-Based Compensation

In connection with the IPO, we adopted the 2012 Plan, which allows us to grant equity-based compensation awards to certain officers, employees and directors providing services to us. Awards under the 2012 Plan may be granted in the form of restricted stock, stock options, stock appreciation rights, restricted stock units and other equity-based awards as deemed appropriate by our compensation committee. Up to 7,700,000 shares of our Class A common stock may be issued as awards under the 2012 Plan. After giving effect to the awards exchanged in connection with the Reorganization and those discussed below, an additional 3,008,726 shares of our Class A common stock may be issued. The number of shares of our common stock reserved for issuance under the 2012 Plan shall automatically increase on January 1 of each calendar year by an amount equal to 5% of the common stock outstanding as of December 31 of the immediately preceding calendar year. Our board of directors may reduce or eliminate any such automatic increase at their discretion.

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

Equity-Based Compensation Activity

The following table presents the equity-based compensation expense that has been recorded within selling, general and administrative expenses in the combined consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010. All amounts prior to the IPO relate to the unit-based compensation awards of our Predecessor.

	Year ended December 31,
Equity-based compensation expense by type (in millions):	2012	2011	2010
Stock options	$1.5	$1.5	$0.6
Restricted stock	3.9	1.1	0.8
Total equity-based compensation expense	5.4	2.6	1.4
Tax benefit recognized	—	—	—
Total equity-based compensation expense - net of tax	$5.4	$2.6	$1.4

Stock Option & Unit Option Activity

A summary of stock option and unit option activity during the years ended December 31, 2012, 2011 and 2010 is presented below. As discussed above, in connection with the IPO and the Reorganization, all of the options to purchase units of EM II LP and B&L Holdings that were outstanding prior to the IPO and the Reorganization were exchanged for a substantially equivalent value of options to purchase shares of our Class A common stock. As such, the table below reflects the exchange on May 2, 2012 of 14,623 Predecessor options for 1,723,981 options to purchase our Class A common stock:

	Number of options		Weighted- average exercise price per	Weighted-average remaining contractual term
	Predecessor	Edgen Group	share	(in years)
Outstanding - January 1, 2010	10,140	—	$1,000	7.76
Granted	6,142	—	1,000
Exercised	—	—	—
Forfeited	(1,110)	—	1,000
Expired	—	—	—
Outstanding - December 31, 2010	15,172	—	1,000	7.94
Granted	581	—	3,062
Exercised	—	—	—
Forfeited	(830)	—	1,000
Expired	—	—	—
Outstanding - December 31, 2011	14,923	—	1,080	7.07
Granted	—	—	—
Exercised	—	—	—
Forfeited	(300)	—	1,000
Expired	—	—	—
Outstanding - May 2, 2012 (IPO date)	14,623	—	1,082
Exchange of Predecessor unit-based compensation	(14,623)	1,723,981	9.18
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	(80,781)	9.47
Expired	—	—	—
Outstanding - December 31, 2012	—	1,643,200	$9.16	6.82

Exercisable - December 31, 2010	5,430	—	$1,000	6.76
Exercisable - December 31, 2011	7,878	—	1,000	6.20
Exercisable - December 31, 2012	—	971,514	$10.66	6.09

At December 31, 2012, there was $1.9 million of unrecognized compensation expense associated with unvested stock options which we expect to recognize over a weighted average period of 1.42 years.

At December 31, 2012, the aggregate intrinsic value of options outstanding was $2.1 million and the aggregate intrinsic value of options exercisable was $0.9 million. No options were exercised during the years ended December 31, 2012, 2011 and 2010, respectively.

During the year ended December 31, 2012, we did not grant any stock options. The weighted average fair value of each unit option granted during 2011 and 2010 was estimated on the date of the grant using the Black-Scholes pricing model. The weighted average assumptions for options awarded in 2011 and 2010 were as follows:

Weighted average Black-Scholes assumptions:	2011	2010
Risk-free interest rate	2.20%	1.87%
Expected volatility	0.75	0.68
Expected dividend yield	None	None
Expected term (in years)	5.0	6.5
Weighted average grant date fair value	$1,174	$544.21

We calculated the expected term for employee unit options using the simplified method in accordance the SEC's Staff Accounting Bulletin No. 110, as no historical data was available. We based the risk-free interest rate on a traded zero-coupon U.S. Treasury bond with a term substantially equal to the option's expected term at the grant date. The volatility used to value unit options was based on an average of historical volatility of companies in industries in which we operate and for which management believed were comparable.

Stock options were not granted in 2012. Unit options granted in 2011 and 2010 generally vest annually on a ratable basis over five years with a total term to exercise of ten years from grant date.

Restricted Stock and Restricted Unit Activity

The following table summarizes restricted stock and restricted unit activity during the years ended December 31, 2012, 2011 and 2010, including the exchange on May 2, 2012 of 4,139 Predecessor unvested restricted units for 783,013 unvested restricted shares of our Class A common stock:

	Number of shares		Weighted- average grant
	Predecessor	Edgen Group	date fair value
Outstanding - January 1, 2010	7,491	—	$1,000
Granted	4,654	—	961
Vested	(5,526)	—	1,000
Forfeited	(355)	—	1,000
Outstanding - December 31, 2010	6,264	—	971
Granted	563	—	3,062
Vested	(2,575)	—	982
Forfeited	—	—	—
Outstanding - December 31, 2011	4,252	—	1,271
Granted	—	—	—
Vested	(113)	—	1,075
Forfeited	—	—	—
Outstanding - May 2, 2012 (IPO date)	4,139	—	1,222
Exchange of Predecessor unit-based compensation	(4,139)	783,013	6.31
Granted	—	61,389	7.33
Vested	—	(598,452)	6.57
Forfeited	—	(3,165)	5.52
Outstanding - December 31, 2012	—	242,785	$5.94

In June 2012, we accelerated the vesting period of 533,085 shares of restricted stock previously awarded to employees in our OCTG segment, resulting in an additional $3.0 million of compensation expense during the period. At December 31, 2012, there was $1.2 million of unrecognized compensation expense associated with non-vested restricted stock which we expect to recognize over a weighted average period of 1.3 years.

The compensation expense for restricted stock awards granted since the IPO is determined based on the closing market price of our stock at the date of grant applied to the total number of shares that are anticipated to fully vest. Our valuation methodology for determining the fair value of restricted units granted in 2011 and 2010 was based on a combined discounted cash flow valuation and comparable company market value approach, which is divided by the total outstanding common partnership units to determine the fair value of a common partnership unit at the grant date.

Restricted stock awards granted in 2012 vest over three years. Restricted unit awards granted in 2011 and 2010 vest over three and five years, respectively.

11. Equity

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

The Global Credit Agreement limits our ability to redeem or repurchase stock, pay dividends or make other distributions.

The following table presents our common stock share activity since the IPO:

	Common stock
	Class A	Class B
Balance at May 2, 2012 (IPO date)
Class A shares issued in connection with the IPO	15,000,000	—
Class B shares issued to EM II LP and B&L Holdings in connection with the Reorganization	—	24,343,138
Class A restricted shares issued in connection with the Reorganization	2,987,838	—
Class A shares issued in connection with acquisitions	150,000	—
Class A restricted common shares issued	61,389	—
Forfeiture of restricted common stock	(3,165)	—
Balance at December 31, 2012	18,196,062	24,343,138

Non-Controlling Interest

Non-controlling interest recorded in our combined consolidated financial statements subsequent to the IPO primarily relates to the approximately 57% combined ownership of EDG LLC by EM II LP and B&L Holdings.

As discussed in Note 1 — Organization, Basis of Presentation and General Accounting Matters, a portion of the historical Predecessor net deficit was transferred to non-controlling interest as part of the Reorganization, representing the ownership of EDG LLC by EM II LP and B&L Holdings. Subsequent to the Reorganization, any changes to non-controlling interest are the result of: (i) EM II LP’s and B&L Holdings’ proportional share of the comprehensive income or loss generated by EDG LLC; (ii) 30% of the income earned by our Bahraini joint venture; and (iii) the exercise of Exchange Rights, if any, discussed below.

Exchange Rights

In connection with the Reorganization, we and EDG LLC entered into an Exchange Agreement with each of EM II LP and B&L Holdings which, subject to certain limitations and subject to the terms specified in each Exchange Agreement, allows EM II LP and B&L Holdings to exchange their membership units of EDG LLC, together with their shares of our Class B common stock, for shares of our Class A common stock on a one-for-one basis (subject to customary conversion rate adjustments for splits, stock dividends and reclassifications), or, at our election, cash, ("Exchange Rights") as provided in the applicable Exchange Agreement. Subsequent to the Reorganization, EM II LP and B&L Holdings beneficially own 12,615,230 shares and 11,727,908 shares, respectively, of EDG LLC membership units and shares of our Class B common stock. As the Exchange Rights are exercised, our non-controlling interest will be reduced and our outstanding shares of Class A common stock will increase. There have been no exercises of Exchange Rights since the IPO.

The following table presents our non-controlling interest at the dates indicated:

	Non-controlling interest
(in millions)	Predecessor owners	Joint venture partner (1)	Total non-controlling interest
Balance at December 31, 2010	$—	$—	$—
Net income attributable to non-controlling interest	—	0.3	0.3
Balance at December 31, 2011	—	0.3	0.3
Net income attributable to non-controlling interest	—	—	—
Balance at May 2, 2012 (IPO date)	—	0.3	0.3
Allocation of Predecessor net deficit to non-controlling interest (2)	(38.3)	—	(38.3)
Allocation of Predecessor AOCL to non-controlling interest (2)	(12.4)	—	(12.4)
Net loss attributable to non-controlling interest	(26.9)	—	(26.9)
Other comprehensive income attributable to non-controlling interest	(0.2)	—	(0.2)
Cash contributions from non-controlling interest	—	—	—
Cash distributions paid to non-controlling interest	—	—	—
Balance at December 31, 2012	$(77.8)	$0.3	$(77.5)

(1)	Represents the 30% interest we do not own in a consolidated Bahraini joint venture.
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

12. Supplemental Disclosure to Earnings (Loss) per Share

We calculate basic earnings per share by dividing the earnings attributable to Edgen Group by the weighted average number of shares of Class A common stock outstanding during each period, which includes Class A common stock issued in connection with equity offerings, restricted stock that has vested and shares that have been purchased through the exercise of vested stock options. Diluted earnings per share amounts include the dilutive effect of stock options (using the treasury stock method as prescribed by GAAP) and other stock awards granted to employees under the 2012 Plan.

Prior to the IPO and the Reorganization on May 2, 2012, all income or loss generated from our operations was allocated to the Predecessor. Because we historically operated as a series of related partnerships and limited liability companies and there was no single capital structure upon which to calculate historical earnings per share information, we have not provided a calculation of basic and diluted earnings per share for periods prior to the IPO and the Reorganization on our combined consolidated statement of operations.

The table below presents the shares that were excluded from our dilutive earnings (loss) per share calculation due to their anti-dilutive nature.

Period from May 2, 2012 to December 31, 2012
Class A unvested restricted shares	397,523
Class A options (vested and unvested)	1,708,386
Total anti-dilutive shares	2,105,909

The shares of Class B common stock do not share in the earnings of Edgen Group Inc. and are therefore not participating securities. Accordingly, basic and diluted earnings (loss) per share of Class B common stock has not been presented on our combined consolidated statement of operations.

13. Income Taxes

We are subject to U.S., federal, state and local income taxes. In addition, certain of our subsidiaries are subject to foreign income taxes based on the various jurisdictions in which they operate. We provide for current and deferred corporate income taxes in our combined consolidated financial statements. Due to the organizational structure of our subsidiaries, some of which are pass-through entities for income tax purposes, and others which are corporations, the effective tax rate calculated from our combined consolidated financial statements is not indicative of our actual effective tax rate, which is a combination of the effective tax rates of our taxable subsidiaries, adjusted for our ownership percentage of each subsidiary. Our consolidated effective tax rate for the year is approximately (6)%.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2012 and 2011, are as follows:

	December 31,
(in millions)	2012	2011
DEFERRED TAX ASSETS
Deferred compensation	$0.2	$0.2
Inventory	2.4	1.9
Allowance for doubtful accounts	0.7	1.0
Accrued bonuses and professional fees	0.2	0.1
Unrealized foreign currency gain	0.1	0.2
Net operating loss carryforwards	38.1	11.4
Tax credits	0.8	0.7
Sale-leaseback of capital (asset)	0.8	0.7
Goodwill and other intangible assets	9.7	10.1
Basis difference in non-controlled investment	3.4	0.7
Equity based compensation	1.2	1.4
Basis difference in property, plant and equipment	0.4	—
Other	0.2	0.2
Gross deferred tax assets	58.2	28.6
Less: valuation allowance	(51.5)	(24.3)
Net deferred tax assets	$6.7	$4.3
DEFERRED TAX LIABILITIES
Inventory	$(1.6)	$(0.7)
Acquired customer relationships and tradenames	(6.0)	(5.9)
Basis difference in property, plant and equipment	(0.7)	(0.7)
Equity based compensation	—	(0.5)
Facility fee and debt issue costs	(0.3)	(0.2)
Other	(0.5)	(0.6)
Gross deferred tax liabilities	(9.1)	(8.6)
NET DEFERRED TAX LIABILITY	$(2.4)	$(4.3)

As presented in the combined consolidated statements of cash flows, the change in deferred income taxes includes, among other items, the change in deferred income taxes related to the deferred income tax provision and the change between the deferred income taxes estimated and actual deferred income taxes for each year.

Income (loss) from continuing operations for each jurisdiction is as follows:

	Years Ended December 31,
(in millions)	2012	2011	2010
United States	(45.3)	(10.8)	(105.3)
Foreign	4.3	10.7	(9.6)
Total	$(41.0)	$(0.1)	$(114.9)

Components of income tax expense (benefit) are as follows:

	Years Ended December 31,
(in millions)	2012	2011	2010

Current:
United States	$4.7	$0.4	$(19.1)
Foreign	2.5	4.9	2.4
Total current income tax expense (benefit)	$7.2	$5.3	$(16.7)
Deferred:
United States	$(2.9)	$0.9	$(3.0)
Foreign	(1.8)	(2.1)	(2.4)
Total deferred income tax expense (benefit)	$(4.7)	$(1.2)	$(5.4)
Total income tax expense (benefit)	$2.5	$4.1	$(22.1)

The total provision for income taxes varied from the U.S. federal statutory rate due to the following:

	Years Ended December 31,
(in millions, except percentages)	2012	2011	2010

US federal income tax benefit at statutory rate	$(14.3)	$—	$(40.2)
Differences in foreign income tax rates	(1.2)	(1.7)	(0.7)
State income taxes-net of US federal income tax benefit	0.2	(0.1)	1.2
Change in income tax rates	(0.1)	(0.4)	(0.2)
B&L income - not subject to income taxes	(3.5)	(7.1)	(1.9)
Goodwill impairment	—	—	10.4
Valuation allowance	23.8	11.5	7.9
Nondeductible expenses distributed to partners	—	—	—
Nondeductible expenses and other	(0.1)	1.9	1.4
Non-controlling interest	(2.3)	—	—
Total provision for income taxes	$2.5	$4.1	$(22.1)
Effective tax rate	(6)%	(2,962)%	19%

In 2010, the income tax benefit reflects the utilization of certain NOLs that were carried back to periods with taxable income. In 2012 and 2011, we were unable to utilize our remaining NOLs as we had recorded a valuation allowance to offset any deferred tax asset created as a result of any NOLs.

At December 31, 2012 and 2011, a valuation allowance of $51.5 million and $24.3 million, respectively, was recorded against deferred tax assets and NOL carryforwards. The valuation allowance increased $27.2 million and $12.8 million during the years ended December 31, 2012 and 2011, respectively. The increase during the year ended December 31, 2012 includes $26.7 million recorded for one of our U.S. subsidiaries and $0.5 million recorded against deferred tax assets and net operating loss carryforwards for our Canadian subsidiary, which did not previously have a valuation allowance established. Management believes a full valuation allowance against the Canadian subsidiary's deferred tax assets and net operating loss carryforwards is appropriate, as it is more likely than not that the future benefits will not be realized in subsequent periods. The NOLs are scheduled to expire beginning in 2024 through 2032.

The following is a summary of activity related to uncertain tax positions:

	Years ended December 31,
(in millions)	2012	2011	2010
Balance at beginning of period	$1.9	$1.0	$—
Gross increases for tax positions taken in prior year	0.6	0.9	—
Gross increases for tax positions taken in current year	—	—	1.0
Settlement of uncertain tax position with tax authorities	—	—	—
Lapse of statute of limitations related to uncertain tax positions	(1.1)	—	—
Foreign currency translation	0.1	—	—
Balance at end of period	$1.5	$1.9	$1.0

If we and our subsidiaries incur any penalties on underpayment of taxes, the amounts would be included in other current liabilities on the combined consolidated balance sheet and other income-net on the combined consolidated statement of operations. Any interest related to this reserve would be accrued at the Internal Revenue Service or other tax jurisdiction applicable rate and included in accrued interest payable on our combined consolidated balance sheet and included in interest expense-net on the combined consolidated statement of operations.

We released provisions for unrecognized tax benefits totaling $1.1 million to income tax expense as a result of a lapse of statute of limitations on December 31, 2012. Within the next 12 months, it is reasonably possible that we could decrease our unrecognized tax benefits up to approximately $0.9 million as a result of the expiration of statutes of limitations with taxing authorities.

For the years ended December 31, 2012, 2011 and 2010, U.S. income taxes were not provided on earnings of our foreign subsidiaries because we have invested, or expect to invest, the undistributed earnings indefinitely. As of December 31, 2012, the undistributed earnings of these subsidiaries were approximately $52.1 million. If in the foreseeable future these earnings are repatriated to the United States or if we determine that the earnings will be remitted, additional tax provisions may be required. Determination of the amount of any unrecognized deferred income tax liability is not practicable.

Our subsidiaries have open tax years as follows:

Jurisdiction	Tax years open for assessment
Federal	2008	-	2012
Various State	2005	-	2012
Various Foreign	2009	-	2012

To the extent amended returns are filed with respect to pre-2008 tax year ends, these years would be subject to limited examination by the Internal Revenue Service.

Tax Receivable Agreements ("TRA")

In connection with the Reorganization, we entered into a TRA with each of EM II LP and B&L Holdings that will provide for the payment by us to EM II LP and B&L Holdings of 85% of the amount of the cash savings, if any, in U.S. federal, state and local income taxes that we actually realize as a result of increased depreciation and amortization deductions available to us as a result of the exercise of the Exchange Rights. We will retain the remaining 15% of cash savings, if any, in realized income tax savings. The term of the TRAs commenced upon completion of the IPO and will continue until all such tax benefits have been utilized or have expired. Because there have been no exercises of Exchange Rights, the TRAs have not impacted our combined consolidated financial statements.

14. Commitments and Contingencies

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

	Year ended December 31,
(in millions)	2012	2011	2010
Operating lease rental expense	$5.1	$5.0	$3.9

Future minimum payments under non-cancelable leases with initial or remaining terms in excess of one year for years beginning after December 31, 2012 are as follows:

(in millions)	Future minimum lease payments
2013	$4.7
2014	3.1
2015	1.9
2016	0.6
2017	0.5
Thereafter	1.0
Total	$11.8

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

Legal Proceedings

We are involved in various claims, lawsuits and proceedings arising in the ordinary course of business. Although we attempt to collect from our suppliers any amounts paid to our customers arising from warranty claims and lawsuits, there can be no assurance that we will be able to recover from our suppliers, in every instance, any or all of the amounts claimed by our customers. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, we believe the resolution of such uncertainties and the incurrence of such costs will not have a material effect on our financial position, results of operations or cash flows.

15. Concentration of Risks

For the years ended December 31, 2012, 2011 and 2010, our ten largest customers and ten largest suppliers represented the following percentages of net sales and product purchases:

	Years ended December 31,
	2012	2011	2010
Top ten customers as a percentage of net sales	32%	35%	30%
Top ten suppliers as a percentage of product purchases	61%	65%	48%

No one customer accounted for more than 10% of our combined consolidated net sales during any of the periods presented.

For the years ended December 31, 2012, 2011 and 2010, our largest supplier accounted for the following percentages of our total product purchases:

	Years ended December 31,
	2012	2011	2010
Percentage of total purchases derived from single largest supplier	25%	26%	14%

Our OCTG segment was responsible for all purchases from our largest supplier in 2012.

The oil and natural gas industry continues to comprise the majority of our business. During the years ended December 31, 2012, 2011 and 2010, we derived the following percentages of our net sales from customers in the oil and natural gas industry:

	Years ended December 31,
	2012	2011	2010
Percentage of net sales derived from the oil and natural gas industry	94%	93%	87%

16. Segment Information

We have two reportable segments: E&I and OCTG. Certain overhead operating expenses of our non-trading entities, including EM Holdings, EDG LLC, and Edgen Group are not allocated to the segments, but are included in Corporate.

The E&I segment, which is branded under the "Edgen Murray" name, serves customers in the Americas, Europe/Middle East/Africa and Asia Pacific regions distributing pipe, plate, valves and related components to upstream, midstream, downstream and select power generation, civil construction and mining customers across more than 35 global locations.

The OCTG segment, which is branded under the "Bourland & Leverich" name, provides oil country tubular goods to the upstream conventional and unconventional onshore drilling market in the U.S. through nine customer sales and service locations and over 50 third-party owned distribution facilities.

Our chairman and chief executive officer evaluates segment performance based on net income (loss) before income taxes, interest expense and depreciation and amortization expense. We account for sales between segments at an agreed margin between segment management.

The following tables present the financial information for each reportable segment. The prior period information related to the combined results of the Predecessor has been recast to conform to our change in segments made in connection with the IPO and the Reorganization:

	Year ended December 31,
(in millions)	2012	2011	2010
Net sales:
E&I	$1,129.7	$911.6	$627.7
OCTG	929.6	763.7	239.7
Intersegment net sales	(0.3)	(0.1)	(1.1)
Total net sales	$2,059.0	$1,675.2	$866.3
Intersegment net sales:
E&I	$0.2	$—	$—
OCTG	0.1	0.1	1.1
Total intersegment net sales	$0.3	$0.1	$1.1
Selling, general and administrative expense:
E&I	$70.7	$66.6	$58.3
OCTG	17.7	13.9	6.3
Corporate	14.6	10.4	7.7
Total selling, general and administrative expense	$103.0	$90.9	$72.3
Depreciation:
E&I	$5.1	$5.5	$4.9
OCTG	0.1	0.1	—
Corporate	—	—	—
Total depreciation	$5.2	$5.6	$4.9
Amortization:
E&I	$12.4	$15.6	$15.3
OCTG	14.4	14.4	5.3
Corporate	—	—	—
Total amortization	$26.8	$30.0	$20.6
Income from operations:
E&I	$63.5	$46.8	$(50.4)
OCTG	57.3	48.0	15.5
Corporate	(14.6)	(10.4)	(7.7)
Total income from operations	$106.2	$84.4	$(42.6)

	December 31,
(in millions)	2012	2011
Intangible assets:
E&I	$26.7	$25.4
OCTG	132.2	146.6
Corporate	—	—
Total intangible assets	$158.9	$172.0
Goodwill:
E&I	$36.6	$23.0
OCTG	—	—
Corporate	—	—
Total goodwill	$36.6	$23.0
Assets:
E&I	$584.0	$537.9
OCTG	373.1	362.8
Corporate	4.0	—
Total assets	$961.1	$900.7

The following tables represent geographic net sales and long-lived assets:

	Years ended December 31,
(in millions)	2012	2011	2010
Net sales by geographic location:
United States	$1,631.7	$1,326.9	$623.5
Canada	24.1	18.7	11.1
U.K.	185.5	190.4	125.1
Singapore	168.1	71.3	75.6
UAE	49.6	67.9	31.0
Total net sales by geographic location	$2,059.0	$1,675.2	$866.3

	December 31,
(in millions)	2012	2011
Long-lived assets:
United States	$149.4	$168.9
Canada	0.3	0.3
U.K.	75.3	54.6
Singapore	16.4	16.8
UAE	0.9	1.0
Total long-lived assets	$242.3	$241.6

Net sales are attributable to geographic location based on the location of the entity selling the products. Net sales in the U.S. include export sales.

17. Derivatives and Other Financial Instruments

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

Currency Exchange Rate Risk

Transactions hedged by us include forecasted purchase commitments. The total notional amount of outstanding forward contracts not designated as hedging instruments at December 31, 2012 and December 31, 2011 was $38.9 million and $56.0 million, respectively.

The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated (n/a is defined as not applicable):

	Asset derivatives				Liability derivatives
	December 31, 2012		December 31, 2011		December 31, 2012		December 31, 2011
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments
Forward contracts	n/a	$—	n/a	$—	n/a	$—	n/a	$—
Derivatives not designated as hedging instruments
Forward contracts	Other current assets	$0.2	Other current assets	$0.2	Accrued expenses and other current liabilities	$—	Accrued expenses and other current liabilities	$(0.7)

The following table discloses the impact of derivative instruments not designated as hedging instruments on our combined consolidated statements of operations:

(in millions)		Recognized gain in income
Derivatives not designated		Year ended December 31,
as hedging instruments	Location of gain recognized in income	2012	2011	2010
Forward contracts	Selling, general and administrative expense	$0.6	$(1.5)	$0.5

At December 31, 2012 and 2011, the cumulative effect of currency translation adjustments was a loss of $21.9 million and $25.6 million, respectively, and is the sole component of accumulated other comprehensive loss on our combined consolidated balance sheets. Of this amount at December 31, 2012, $12.6 million is allocated to non-controlling interest and the remaining $9.3 million is classified within accumulated other comprehensive loss. Currency translation adjustments are the result of the translation of our foreign subsidiaries’ financial statements that have a functional currency other than the U.S. dollar.

Interest Rate Risk

Our variable interest rate risk is limited to cash borrowings under our credit facilities which are subject to interest rates that fluctuate with market rates. This risk is partially mitigated due to the short term nature of these borrowings. There were no interest rate derivatives outstanding at December 31, 2012 and December 31, 2011.

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

18. Fair Value Measurements and Financial Instruments

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

Our financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2012 and 2011 are as follows:

	December 31, 2012				December 31, 2011
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets
Forward contracts	$—	$0.2	$—	$0.2	$—	$0.2	$—	$0.2
Financial liabilities
Forward contracts	$—	$—	$—	$—	$—	$(0.7)	$—	$(0.7)

Forward contracts are valued using broker quotations or market transactions in either the listed or over-the counter markets. Management performs procedures to validate the information obtained from the broker quotations in calculating the ultimate fair values. As such, these derivative instruments are classified within Level 2.

The comparison of carrying value and estimated fair value of certain financial instruments are presented below:

	December 31, 2012		December 31, 2011
(in millions)	Carrying value	Fair value	Carrying value	Fair value
2020 Notes	$536.2	$538.3	n/a	n/a
2015 Notes	n/a	n/a	$462.0	$404.6
BL term loan	n/a	n/a	$116.4	$112.9

The fair value of the 2020 Notes and the 2015 Notes, both excluding unamortized discount, have been estimated based upon market quotes approximating the fair value at the dates indicated. The fair value of the BL term loan, which was fully repaid in connection with the IPO, was estimated based upon the most recent trades of the debt by participating banks in a secondary market.

The fair value amounts shown are not necessarily indicative of the amounts that we would realize upon disposition, nor do they indicate our intent or ability to dispose of the financial instrument. We believe that the carrying amounts of our other financial assets and liabilities approximate their fair values due to their short term nature.

19. Employee benefit plans

The Company has varying benefit arrangements for its employees. These arrangements vary by the employee's employment location. The Company has two primary plans which provide benefits to employees based in the United States (the "U.S. Benefit Plan") and the United Kingdom (the "U.K. Benefit Plan"). Both the U.S. and U.K. Employee Benefit Plans work on a defined contribution basis, whereby both the employee and the employer contribute a percentage of the employee's salary each month, depending on the level and length of service of the employee. Contributions by the Company are discretionary.

U.S. employees. The Company maintains a 401(k) plan for all U.S. employees who have met the eligibility requirements to participate. Under the plan, employees may contribute up to 15% of compensation, subject to an annual maximum as determined under the Internal Revenue Code. The Company matches 50% of up to 6% of the employees’ compensation. The plan provides that employees’ contributions will be 100% vested at all times and that the Company’s contributions vest over a five-year period. The Company contributed $1.1 million, $1.0 million and $0.5 million to this plan for the years ended December 31, 2012, 2011 and 2010, respectively.

United Kingdom employees. The Company maintains a money purchase plan for its employees in the U.K. whereby benefits at retirement are dependent upon the level of contributions made, the investment return achieved, the charges deducted from the fund and the cost of buying a pension at retirement. Both the employee and employer contribute a percentage of the employees’ salary each month, based on the level and length of service. Company contributions to the U.K. Benefit Plan were $0.5 million, $0.5 million and $0.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company also maintains certain smaller defined contribution plans for employees of other countries, and recognizes contribution expense to those plans in the period incurred.

20. Related Party Transactions

An employee pension fund of the ultimate parent company of one of our customers owns on a fully-diluted ownership basis greater than 5% of our common shares. Net sales to this customer for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year ended December 31,
(in millions)	2012	2011	2010
Net sales to related party	$47.1	$45.4	$19.1

Accounts receivable due from this customer included in accounts receivable on our combined consolidated balance sheets at December 31, 2012 and December 31, 2011 were as follows:

	Year ended December 31,
(in millions)	2012	2011
Accounts receivable from related party	$11.8	$10.9

Transactions with JCP

We made the following payments to JCP for reimbursement of certain expenses incurred while monitoring its investment in us as follows:

	Year ended December 31,
(in millions)	2012	2011	2010
Payments to JCP	$—	$0.1	$0.2

Jefferies & Company, Inc. was an initial purchaser of the 2020 Notes and received discounts and commissions with respect to the Notes it purchased. The parent company of Jefferies & Company, Inc. is Jefferies Group, Inc. ("Jefferies Group"). Mr. Brian P. Friedman, who is a director of Jefferies Group and Chairman of the Executive Committee of Jefferies & Company, Inc., is one of the managing members of Jefferies Capital Partners ("JCP"), which manages the Company’s controlling stockholders. Mr. Friedman is also the President of the entity that serves as general partner or managing member of Jefferies Capital Partners IV L.P., Jefferies Employee Partners IV LLC and JCP Partners IV LLC, which we collectively refer to as Fund IV. Jefferies Group directly or indirectly has made a substantial investment in and has a substantial, non-voting economic interest in JCP, Fund IV and other funds managed by JCP, and also serves as a lender to one of the funds comprising Fund IV. In addition, Jefferies Group employs and provides office space for JCP’s employees, for which JCP reimburses Jefferies Group on an annual basis. Mr. James L. Luikart is one of the managing members of JCP, the Executive Vice President of the entity that serves as general partner or managing member of Fund IV and one of the Company’s directors. Mr. Nicholas Daraviras is a Managing Director of JCP and one of the Company’s directors. Edgen Murray II L.P. and Bourland & Leverich Holdings LLC, which are controlled by affiliates of JCP, own 100% of the Company’s outstanding Class B common stock, hold approximately 57% of the voting power of the Company’s outstanding capital stock and have certain other rights with respect to the Company’s capital stock and board of directors.

During the year ended December 31, 2012, we paid Jefferies & Company $5.1 million in underwriter fees in connection with the issuance of the 2020 Notes.

Transactions with EM II LP

On September 19, 2012, EM II LP, one of our Class B stockholders, loaned us $1.0 million. The loan is due on demand, but no later than September 19, 2015 and accrues interest at 0.21% per annum. This loan is classified within accrued expenses and other current liabilities on our combined consolidated balance sheets.

On December 14, 2012, EM II LP, one of our Class B stockholders, loaned us $0.6 million. The loan is due on demand but no later than December 14, 2015 and accrues interest at 0.24% per annum. This loan is classified within accrued expenses and other current liabilities on our combined consolidated balance sheets.

21. Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2012 and 2011 are as follows (in millions, except per share data):

Year Ended December 31, 2012 (in millions)	First Quarter	Second Quarter (2)(3)	Third Quarter	Fourth Quarter (2)(3)	Year

Net sales	$505.8	$496.5	$534.6	$522.1	$2,059.0
Income from operations	27.1	22.4	31.6	25.1	106.2
Loss on prepayment of debt	—	(17.0)	—	(54.7)	(71.7)
Interest expense - net	(22.0)	(19.5)	(18.3)	(15.8)	(75.6)
Net income (loss)	4.1	(13.8)	10.4	(44.1)	(43.4)
Net income (loss) attributable to:
Predecessor	$4.1	$0.8	$—	$—	$4.9
Non-controlling interest	—	(8.5)	6.5	(24.9)	(26.9)
Edgen Group Inc.	—	(6.1)	3.9	(19.2)	(21.4)
Earnings (loss) per share of Class A common stock attributable to Edgen Group Inc.:
Basic (1)	N/A	(0.35)	$0.22	$(1.07)	$(1.21)
Diluted (1)	N/A	(0.35)	0.21	(1.07)	(1.21)

Year Ended December 31, 2011 (in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Net sales	$327.0	$415.1	$457.2	$475.9	$1,675.2
Income from operations	13.6	24.1	24.3	22.4	84.4
Interest expense - net	(21.7)	(22.1)	(20.7)	(22.0)	(86.5)
Net income (loss)	(7.4)	1.0	2.4	(0.2)	(4.2)
Net income (loss) attributable to:
Predecessor	$(7.4)	$1.0	$2.2	$(0.3)	$(4.5)
Non-controlling interest	—	—	0.2	0.1	0.3
Edgen Group Inc.	—	—	—	—	—

(1)
Because of the method used in calculating per share data, the quarterly per share data may not necessarily total to the per share data as computed for the entire year.

We did not have any assets or operations, nor did we have any common stock outstanding prior to the IPO and the Reorganization. Accordingly, the net income (loss) attributable to Edgen Group Inc. and the earnings (loss) per share of Class A common stock attributable to Edgen Group Inc. shown are for the period from May 2, 2012 to December 31, 2012 (the period since the IPO and the Reorganization).

(2)
During the second and fourth quarters of 2012, we incurred $17.0 million and $54.7 million related to the repayment of debt. The amount incurred during the second quarter of 2012 related to the prepayment of our B&L term loan with proceeds received through our IPO and the $54.7 million during the fourth quarter of 2012 related to the prepayment of our 2015 Notes with proceeds from our 2020 Notes and the prepayment of two legacy credit facilities that were replaced by our Global Credit Agreement

(3)
During the second quarter of 2012, we incurred $3.0 million associated with the acceleration of the vesting of certain stock based compensation awards associated with employees within our OCTG segment.

22. Subsequent Event

Subsequent to our year end, on January 28, 2013, we made a partial repayment of $20.0 million on the Seller Note, including $16.5 million of the principal balance, $2.4 million of the accrued interest outstanding and a $1.1 million prepayment penalty.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

a)	Evaluation of Disclosure Controls and Procedures

During the period covered by this report, our management performed an evaluation, under the supervision and with the participation of our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chairman and Chief Executive Officer along with our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures at December 31, 2012 are effective in ensuring that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

b)	Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the year ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required under this item is incorporated by reference herein from the Company’s definitive 2013 proxy statement anticipated to be filed with the SEC within 120 days after December 31, 2012.

Item 11. EXECUTIVE COMPENSATION.

The information required under this item is incorporated by reference herein from the Company’s definitive 2013 proxy statement anticipated to be filed with the SEC within 120 days after December 31, 2012.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required under this item, with the exception of the equity compensation plan information presented below, is incorporated by reference herein from the Company’s definitive 2013 proxy statement anticipated to be filed with the SEC within 120 days after December 31, 2012.

Equity Compensation Plan Information
At December 31, 2012

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warranties and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	1,643,200	$9.16	3,008,726
Equity compensation plans not approved by security holders(2)	—	—	—
Total	1,643,200	$9.16	3,008,726

(1)	2012 Omnibus Incentive Plan.

(2)	Not applicable.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under this item is incorporated by reference herein from the Company’s definitive 2013 proxy statement anticipated to be filed with the SEC within 120 days after December 31, 2012.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item is incorporated by reference herein from the Company’s definitive 2013 proxy statement anticipated to be filed with the SEC within 120 days after December 31, 2012.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1) All Financial Statements.

The financial statements listed in the Index to Consolidated Financial Statements under "Item 8. Financial Statements and Supplementary Data" are filed as part of this report.

(2) Financial Statement Schedules.

The financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

(3) Exhibits.

The following is a list of exhibits filed as part of this report. Where so indicated, exhibits which were previously filed are incorporated by reference.

EXHIBIT INDEX

The exhibits marked with the cross symbol (†) are filed with this Form 10-K and the exhibits marked with a double cross (††) are furnished with this Form 10-K. Any exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

		Incorporated by Reference to:
Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number		Exhibit or Other Reference
3.1	Amended and Restated Certificate of Incorporation of Edgen Group, Inc.	The Company’s Current Report on Form 8-K filed on May 2, 2012	001-35513		3.1

3.2	Amended and Restated Bylaws of Edgen Group, Inc.	The Company’s Current Report on Form 8-K filed on May 2, 2012	001-35513		3.2

4.1	Indenture, dated October 16, 2012, by and among Edgen Group Inc., the subsidiaries of Edgen Group Inc. named on the signature pages thereto, as guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent	The Company’s Current Report on Form 8-K filed on October 17, 2012	001-35513		4.1

10.1	Loan, Security and Guarantee Agreement, dated as of December 20, 2012, among Edgen Murray Corporation and Bourland & Leverich Supply Co. LLC, as U.S. Borrowers and Guarantors, Edgen Group Inc., EDG Holdco LLC, and EM Holdings LLC, as Guarantors, Edgen Murray Canada Inc., as Canadian Borrower, Edgen Murray PTE. LTD., as Singapore Borrower, Edgen Murray Europe Limited, HSP Group Limited, HS Pipequipment (Holdings) Limited, H.S. Pipequipment Limited, H.S. Pipequipment (Aberdeen) Limited, H.S. Pipequipment (Northern) Limited, and HSP Valves Limited, as UK Borrowers, any other Borrowers party thereto from time to time and certain persons party thereto from time to time as guarantors, certain financial institutions, as lenders, Bank of America, N.A., as Administrative Agent, Collateral Agent and Security Trustee, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Lead Arranger and Book Manager, and HSBC Bank USA, National Association and Regions Bank, as Joint Lead Arrangers, Joint Book Managers and Co-Syndication Agents and Union Bank, N.A. and Wells Fargo Bank, National Association, as Documentation Agents	The Company’s Current Report on Form 8-K filed on December 28, 2012		001-35513	10.5

10.2	Intercreditor Agreement, dated as of December 20, 2012, by and among Edgen Murray Corporation, Bourland & Leverich Supply Co. LLC, Edgen Group Inc., EDG Holdco LLC, EM Holdings LLC, Bank of America, N.A., as US Revolving Credit Collateral Agent, and The Bank of New York Mellon Trust Company, N.A., as Notes Collateral Agent	The Company’s Current Report on Form 8-K filed on December 28, 2012		001-35513	10.6

10.3	Amended and Restated Contingent Junior Subordinated Note, dated as of May 2, 2012, by and among Bourland & Leverich Supply Co. LLC, Leverich Enterprises, LLC and Bourland & Leverich Holdings LLC and Letter Agreement, dated as of August 19, 2010, by and between Bourland & Leverich Holdings LLC and Bourland & Leverich Supply Co., L.C.	The Company’s Current Report on Form 8-K filed May 2, 2012	001-35513	10.2

10.4	Tax Receivable Agreement, dated as of May 2, 2012, by and between Edgen Group Inc. and Edgen Murray II, L.P.	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May10, 2012	001-35513	10.4

10.5	Tax Receivable Agreement, dated as of May 2, 2012, by and between Edgen Group Inc. and Bourland & Leverich Holdings LLC	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May10, 2012	001-35513	10.5

10.6	Exchange Agreement, dated as of May 2, 2012, by and among Edgen Group Inc., EDG Holdco LLC and Edgen Murray II, L.P.	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May10, 2012	001-35513	10.6

10.7	Exchange Agreement, dated as of May 2, 2012, by and among Edgen Group Inc., EDG Holdco LLC and Bourland & Leverich Holdings LLC	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May10, 2012	001-35513	10.7

10.8	Amended and Restated Limited Liability Company Operating Agreement of EDG Holdco LLC, dated as of May 2, 2012	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May10, 2012	001-35513	10.8

10.9	Reorganization Agreement, dated as of May 2, 2012, by and among Edgen Group Inc., Edgen Murray II, L.P., Bourland & Leverich Holdings LLC, EDG Holdco LLC and EM Holdings LLC	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May10, 2012	001-35513	10.9

10.10	Investors and Registration Rights Agreement, dated as of May 2, 2012, by and among Edgen Group Inc., Edgen Murray II, L.P. and Bourland & Leverich Holdings LLC	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May10, 2012	001-35513	10.10

10.11*	Indemnification Agreement, dated as of May 2, 2012, by and between Edgen Group Inc. and Craig S. Kiefer	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May10, 2012	001-35513	10.11

10.12*	Indemnification Agreement, dated as of May 2, 2012, by and between Edgen Group Inc. and Cynthia L. Hostetler	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May10, 2012	001-35513	10.12

10.13*	Indemnification Agreement, dated as of May 2, 2012, by and between Edgen Group Inc. and James L. Luikart	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May10, 2012	001-35513	10.13

10.14*	Indemnification Agreement, dated as of May 2, 2012, by and between Edgen Group Inc. and Nicholas Daraviras	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May10, 2012	001-35513	10.14

10.15*	Indemnification Agreement, dated as of May 2, 2012, by and between Edgen Group Inc. and Samir G. Gibara	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May10, 2012	001-35513	10.15

10.16*	Indemnification Agreement, dated as of May 2, 2012, by and between Edgen Group Inc. and Edward J. DiPaolo	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May10, 2012	001-35513	10.16

10.17*	Indemnification Agreement, dated as of May 2, 2012, by and between Edgen Group Inc. and Robert F. Dvorak	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May10, 2012	001-35513	10.17

10.18*	Indemnification Agreement, dated as of May 2, 2012, by and between Edgen Group Inc. and Daniel D. Keaton	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May10, 2012	001-35513	10.18

10.19*	Indemnification Agreement, dated as of May 2, 2012, by and between Edgen Group Inc. and David L. Laxton, III	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May10, 2012	001-35513	10.19

10.20*	Indemnification Agreement, dated as of May 2, 2012, by and between Edgen Group Inc. and Daniel J. O'Leary	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May10, 2012	001-35513	10.20

10.21*	Edgen Group Inc. 2012 Omnibus Incentive Plan	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May10, 2012	001-35513	10.21

10.22*	Edgen Group Inc. 2012 Performance Bonus Plan	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May10, 2012	001-35513	10.22

10.23*	Employment Agreement, dated as of May 2, 2012, by and between Daniel J. O'Leary, EDG Holdco LLC and Edgen Group Inc.	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May10, 2012	001-35513	10.23

10.24*	Employment Agreement, dated as of May 2, 2012, by and between David L. Laxton, III, EDG Holdco LLC and Edgen Group Inc.	The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May10, 2012	001-35513	10.24

10.25*	Employment Agreement, dated as of July 28, 2010, by and between Edgen Murray Corporation and Craig Kiefer	The Company’s Form S-1 filed on February 8, 2012	333-178790	10.5

10.26*	Amendment to Employment Agreement, dated as of January 24, 2011, by and between Edgen Murray Corporation and Craig Kiefer	The Company’s Form S-1 filed on December 29, 2011	333-178790	10.5

10.27*	Employment Agreement, dated as of February 8, 2011, by and between Edgen Murray Corporation and Daniel Dean Keaton	The Company’s Form S-1 filed on December 29, 2011	333-178790	10.6

10.28*	Severance Agreement and Release, dated August 24, 2011, by and between Michael Craig and Edgen Murray II, L.P.	The Company’s Form S-1 filed on December 29, 2011	333-178790	10.7

10.29*	Employment Agreement, dated as of July 21, 2010, by and between Robert F. Dvorak and Bourland & Leverich Supply Co. LLC	The Company’s Form S-1 filed on March 8, 2012	333- 178790	10.19

10.30	Lease, dated as of December 16, 2005, by and among Murray International Metals Limited and Steels (U.K.) QRS 16-58, Inc.	The Company’s Form S-1 filed on December 29, 2011	333-178790	10.11

10.31	Guarantee, dated January 25, 2006, by Murray International Metals Pte. Limited in favor of Steels (U.K.) QRS 16-58, Inc.	The Company’s Form S-1 filed on December 29, 2011	333-178790	10.12

†10.32*	Form of Award Letter for Restricted Stock issued to Executive Officers pursuant to the 2012 Omnibus Incentive Plan

†10.33*	Form of Award Letter for Restricted Stock issued to Directors pursuant to the 2012 Omnibus Incentive Plan

†21.1	Subsidiaries of the Registrant

†23.1	Consent of KPMG LLP

†23.2	Consent of Deloitte & Touche LLP

†31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††101.INS	XBRL Instance

††101.SCH	XBRL Taxonomy Extension Schema Document

††101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

††101.DEF	XBRL Taxonomy Extension Definition Linkbase

††101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

††101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEN GROUP INC.

Dated: March 15, 2013	/s/	Daniel J. O'Leary
Daniel J. O’Leary
Chairman, President and Chief Executive Officer

Dated: March 15, 2013	/s/	David L. Laxton, III
David L. Laxton, III
Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David L Laxton, III. and Daniel J. O'Leary, and each of them, his attorneys-in-fact, and agents, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and conforming all that said attorneys-in-fact and agents of any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel J. O'Leary	Chairman, President and Chief Executive Officer
Daniel J. O'Leary	(Principal Executive Officer)	March 15, 2013

/s/ David L. Laxton, III	Executive Vice President and Chief Financial Officer
David L. Laxton, III	(Principal Financial Officer)	March 15, 2013

/s/ Daniel D. Keaton	Senior Vice President and Chief Accounting Officer
Daniel D. Keaton	(Principal Accounting Officer)	March 15, 2013

/s/ Nicholas Daraviras
Nicholas Daraviras	Director	March 15, 2013

/s/ Edward J. DiPaolo
Edward J. DiPaolo	Director	March 15, 2013

/s/ Samir G. Gibara
Samir G. Gibara	Director	March 15, 2013

/s/ Cynthia L. Hostetler
Cynthia L. Hostetler	Director	March 15, 2013

/s/ John J. Kennedy
John J. Kennedy	Director	March 15, 2013

/s/ James L. Luikart
James L. Luikart	Director	March 15, 2013