Form 10-Q
period 2013-03-31
Edgen Group Inc.
filed 2013-05-13
CIK 1537951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

EDGEN GROUP INC.
(Exact name of registrant as specified in its charter)

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, is shown below as of May 09, 2013:

Class and Par Value	Number of Shares Outstanding
Class A common stock, $0.0001 par value	18,953,200
Class B common stock, $0.0001 par value	24,343,138

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words "may," "could," "would," "should," "believe," "expect," "anticipate," "plan," "estimate," "target," "project," "intend," "can," "continue," "potential," "predicts," "will" and the negative of these terms or other comparable terminology. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, including the realization of net sales from our sales backlog, our business strategy and means to implement the strategy, our objectives, industry trends, including statements regarding expected demand and product order levels, the amount of payments we may be required to make under our tax receivable agreements, the likelihood of our success in expanding our business, financing and refinancing plans, budgets, working capital needs, borrowing availability under our revolving credit agreement and other sources of liquidity.

Forward-looking statements are only predictions and are not guarantees of performance. You should not put undue reliance on our forward-looking statements. These statements are based on our management's beliefs and assumptions, which, in turn, are based on currently available information. These assumptions could prove inaccurate. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those described in the discussion below as well as in (1) Part I, Item 1A - "Risk Factors" and Part II, Item 7 - "Critical Accounting Policies" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2012; (2) our reports and registration statements filed from time to time with the Securities and Exchange Commission ("SEC"); and (3) other announcements we make from time to time. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
EDGEN GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2013 (Unaudited)	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,305	$29,729
Accounts receivable, net of allowance for doubtful accounts of $2.6 million and $2.5 million	218,992	266,365
Inventory, net of provision of $7.3 million and $7.5 million	395,946	388,204
Income tax receivable	1,532	1,067
Deferred tax asset	15	8
Prepaid expenses and other current assets	8,004	7,574
Total current assets	646,794	692,947
PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF $42.5 MILLION AND $42.1 MILLION	45,645	46,834
GOODWILL	35,023	36,590
DEFERRED TAX ASSET	5,058	4,812
OTHER INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF $150.5 MILLION AND $148.3 MILLION	151,852	158,880
OTHER ASSETS	19,996	21,069
TOTAL ASSETS	$904,368	$961,132

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Managed cash overdrafts	$8,832	$4,593
Accounts payable	173,731	202,607
Income taxes payable	7,709	7,707
Deferred revenue	5,548	8,016
Accrued interest payable	22,079	9,866
Current portion of long term debt and capital lease obligations	2,881	2,822
Deferred tax liability	1,947	1,953
Accrued expenses and other current liabilities	21,351	29,298
Total current liabilities	244,078	266,862
DEFERRED TAX LIABILITY	5,063	5,314
OTHER LONG TERM LIABILITIES	4,851	3,109
REVOLVING CREDIT FACILITIES	58,122	56,894
LONG TERM DEBT AND CAPITAL LEASE	583,799	602,551
Total liabilities	895,913	934,730
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 40,000,000 shares authorized, none issued or outstanding	-	-
Class A common stock, $0.0001 par value, 435,656,862 shares authorized, 18,972,224 and 18,196,062 shares issued and outstanding	2	2
Class B common stock, $0.0001 par value, 24,343,138 shares authorized, issued and outstanding	2	2
Additional paid in capital	156,417	162,901
Retained earnings (deficit)	(54,593)	(49,685)
Accumulated other comprehensive income (loss)	(11,947)	(9,294)
Total stockholders' equity	89,881	103,926
NON-CONTROLLING INTEREST	(81,426)	(77,524)
Total equity	8,455	26,402
TOTAL LIABILITIES AND EQUITY	$904,368	$961,132

 See accompanying notes to unaudited condensed consolidated/combined consolidated financial statements.

EDGEN GROUP INC.
CONDENSED CONSOLIDATED/COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except shares outstanding and per share data)

	Three months ended March 31
	2013	2012
NET SALES	$406,103	$505,831
OPERATING EXPENSES:
Cost of sales (exclusive of depreciation and amortization shown below)	356,515	447,418
Selling, general and administrative expense	26,812	23,028
Depreciation and amortization expense	7,118	8,239
Total operating expenses	390,445	478,685
INCOME (LOSS) FROM OPERATIONS	15,658	27,146
OTHER INCOME (EXPENSE):
Other income (expense) - net	(2,096)	305
Loss on prepayment of debt	(1,675)	-
Interest expense - net	(14,942)	(22,046)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	(3,055)	5,405
INCOME TAX EXPENSE (BENEFIT)	2,330	1,304
NET INCOME (LOSS)	$(5,385)	$4,101

NET INCOME (LOSS) ATTRIBUTABLE TO:
Predecessor	-	4,090
Non-controlling interest	(477)	11
Edgen Group Inc.*	(4,908)	-

EARNINGS (LOSS) PER SHARE OF CLASS A COMMON STOCK ATTRIBUTABLE TO EDGEN GROUP INC.*:
Basic	$(0.27)	N/A
Diluted	(0.27)	N/A

WEIGHTED AVERAGE SHARES OF CLASS A COMMON STOCK OUTSTANDING*:
Basic	17,955,380	N/A
Diluted	17,955,380	N/A

*Edgen Group Inc. did not have any assets or operations, nor did it have any common stock outstanding prior to the IPO and the Reorganization on May 2, 2012.

See accompanying notes to unaudited condensed consolidated/combined consolidated financial statements.

EDGEN GROUP INC.
CONDENSED CONSOLIDATED/COMBINED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three months ended March 31,
	2013	2012
NET INCOME (LOSS)	$(5,385)	$4,101
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(6,077)	2,638
COMPREHENSIVE INCOME (LOSS)	$(11,462)	$6,739

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO:
Predecessor	$-	$6,728
Non-controlling interest	(3,901)	11
Edgen Group Inc.*	(7,561)	-

*Edgen Group Inc. did not have any assets or operations, nor did it have any common stock outstanding prior to the IPO and the Reorganization on May 2, 2012.

See accompanying notes to unaudited condensed consolidated/combined consolidated financial statements.

EDGEN GROUP INC.
CONDENSED CONSOLIDATED/COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,385)	$4,101
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,118	8,239
Amortization of deferred financing costs	599	1,500
Amortization of discount on long term debt	161	323
Non-cash accrual of interest on Seller Note	671	1,072
Loss on prepayment of debt	1,675	-
Equity-based compensation expense	846	702
Unrealized (gain) loss on derivative instruments	440	22
Allowance for doubtful accounts	120	138
Provision for inventory allowances and write downs	817	375
Deferred income tax benefit	(298)	(605)
(Gain) loss on foreign currency transactions	359	29
(Gain) loss on sale of property, plant and equipment	9	(35)
Changes in operating assets and liabilities:
Accounts receivable	45,078	(10,974)
Inventory	(11,103)	(25,139)
Income tax receivable	(516)	244
Prepaid expenses and other current assets	(2,131)	(1,776)
Accounts payable	(25,656)	10,238
Accrued expenses, other current liabilities and deferred revenue	(2,541)	(22,217)
Income tax payable	2,418	365
Other	144	-
Net cash provided by (used in) operating activities	$12,825	$(33,398)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(758)	(810)
Proceeds from the sale of property, plant and equipment	28	37
Net cash provided by (used in) investing activities	$(730)	$(773)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of portion of Seller Note	(16,541)	-
Repayment of BL term loan	-	(11,907)
Other principal payments on long term debt and capital lease	(729)	(89)
Distributions to owners of Predecessor	-	(4,702)
Distributions to noncontrolling interests	(7,333)	-
Proceeds from revolving credit facilities	167,170	196,365
Payments to revolving credit facilities	(165,971)	(168,819)
Managed cash overdraft	4,255	9,529
Net cash provided by (used in) financing activities	$(19,149)	$20,377
Effect of exchange rate changes on cash and cash equivalents	(370)	771
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(7,424)	$(13,023)
CASH AND CASH EQUIVALENTS - beginning of period	$29,729	$26,269
CASH AND CASH EQUIVALENTS - end of period	$22,305	$13,246

See accompanying notes to unaudited condensed consolidated/combined consolidated financial statements.

  EDGEN GROUP INC.
NOTES TO CONDENSED CONSOLIDATED/COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Basis of Presentation

We are a leading global distributor of specialty products to the energy sector, including steel pipe, valves, quenched and tempered and high yield heavy plate, and related components, primarily focusing on serving customers that operate in the upstream (conventional and unconventional oil and natural gas exploration, drilling and production in both onshore and offshore environments), midstream (gathering, processing, fractionation, transportation and storage of oil and natural gas) and downstream (refining and petrochemical applications) end-markets for oil and natural gas. We also serve power generation, civil construction and mining end-markets, which have a similar need for our technical expertise in specialized steel and specialty products.  As of March 31, 2013, we had operations in thirteen countries and sales representative offices in three other countries.  Our headquarters is located in Baton Rouge, Louisiana.

We were incorporated in December 2011 as a Delaware corporation to serve as the issuer in an initial public offering (“IPO”) and as the ultimate parent company of our operating subsidiaries, Edgen Murray Corporation (“EMC”) and its subsidiaries and Bourland & Leverich Supply Co. LLC (“B&L”). We own and control these operating subsidiaries through our approximately 44% economic interest in, and our 100% voting control of, our consolidated subsidiary, EDG Holdco LLC (“EDG LLC”), which indirectly owns 100% of, and controls, EMC and B&L. We completed the IPO on May 2, 2012. Immediately prior to the consummation of the IPO, we effected a reorganization of our business (the “Reorganization”), as a result of which, we became the parent holding company of the historical businesses of Edgen Murray II, L.P. (“EM II LP”) and Bourland & Leverich Holdings LLC (“B&L Holdings”). We have consolidated the financial results of these businesses with our own. The Reorganization was accounted for as a transaction between entities under common control, as we, EM II LP, B&L Holdings, EDG LLC and B&L have been since July 2010, and continue to be, under the collective common control of affiliates of Jefferies Capital Partners (“JCP”).

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated/combined consolidated financial statements of Edgen Group Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The information in this Quarterly Report on Form 10-Q (“Form 10-Q”) should be read in conjunction with Management’s Discussion and Analysis and the combined consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, the accompanying condensed consolidated/combined consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. Where appropriate, we have reclassified prior years’ financial statements to conform to current year presentation. Interim results are not necessarily indicative of results for any other interim period or for a full year.

We did not own any assets prior to our IPO and the Reorganization. As required by GAAP for common control transactions, all assets and liabilities transferred to us as part of the Reorganization were recorded in our financial statements at carryover basis.

For periods prior to the IPO and the Reorganization, the condensed combined consolidated financial statements and related notes presented within this Form 10-Q reflect the Reorganization as if it had occurred on July 19, 2010, the date that EM II LP and B&L Holdings came under common control of JCP. As such, the periods prior to the IPO reflect the combined assets, liabilities and operations of the historical businesses of EM II LP and B&L Holdings (collectively, the “Predecessor”).

For periods subsequent to the IPO and the Reorganization, the condensed consolidated financial statements and related notes presented within this Form 10-Q include our accounts and those of our majority-owned subsidiaries in which we have a controlling interest, after the elimination of intercompany accounts and transactions. We also consolidate other entities in which we possess a controlling financial interest or in which we have the power to direct the activities that most significantly affect the entities’ performance.

We record the portion of our consolidated subsidiaries that we do not own as non-controlling interest in the condensed consolidated/combined consolidated financial statements. For periods prior to our IPO, non-controlling interest reflects the 30% interest we do not own in a consolidated Bahraini joint venture. In the periods subsequent to the IPO, non-controlling interest also includes the combined interest of approximately 56% of EDG LLC that is owned by EM II LP and B&L Holdings.

Our reportable segments are Energy & Infrastructure (“E&I”) and Oil Country Tubular Goods (“OCTG”). See Note 9 – Segment Information for further discussion.

2. Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies. Updates to the Accounting Standard Codification (“ASC”) are communicated through the issuance of an Accounting Standards Update (“ASU”).

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update to existing guidance on the presentation of comprehensive income requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income (AOCI) by component. For significant items reclassified out of AOCI to net income in their entirety during the reporting period, companies must report the effect on the line items in the statement where net income is presented. For significant items not reclassified to net income in their entirety during the period, companies must provide cross references in the notes to other disclosures that already provide information about those amounts. We adopted this update effective January 1, 2013 and it did not have a material impact on our condensed consolidated/combined consolidated financial statements.

Recently Issued

Currently, no recently issued accounting pronouncements that will be adopted by us are expected to have a material impact on our financial position, results of operations or cash flows.

3. Supplemental Cash Flow Information

Supplemental cash flow information for the three months ended March 31, 2013 and 2012 is presented below:

	Three months ended
(in millions)	2013	2012
Interest paid	$4.8	$33.8
Income taxes paid	3.0	1.6
Income tax refunds received	-	0.2

Non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable	$0.2	$0.2
Increase in capital lease obligation	0.7	-
Potential earnouts associated with acquisition	0.7	-

4. Intangible Assets

The following table summarizes our intangible assets at the dates indicated:

	Customer Relationships			Noncompete Agreements			Sales Backlog			Tradenames and Trademarks
(in millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Total
Balance at December 31, 2012	$249.0	$(116.6)	$132.4	$24.2	$(21.7)	$2.5	$12.3	$(10.0)	$2.3	$21.7	$158.9
Amortization	-	(3.9)	(3.9)	-	(1.1)	(1.1)	-	(0.8)	(0.8)	-	(5.8)
Effect of foreign currency translation	(3.9)	3.3	(0.6)	-	-	-	(0.4)	0.3	(0.1)	(0.5)	(1.2)
Balance at March 31, 2013	$245.1	$(117.2)	$127.9	$24.2	$(22.8)	$1.4	$11.9	$(10.5)	$1.4	$21.2	$151.9

5. Goodwill

The following table reflects the changes in the carrying value of goodwill for the periods indicated:

(in millions)	Total
Balance at December 31, 2012	$36.6
Effects of foreign currency	(2.3)
Adjustments related to acquisitions	0.7
Balance at March 31, 2013	$35.0

6. Debt Obligations

Our credit arrangements, long term debt and capital lease obligations consisted of the following at the dates indicated:

(in millions)	March 31, 2013	December 31, 2012
$540.0 million 8.75% 2020 Notes, net of discount of $3.8 million and $3.8 million at March 31, 2013 and December 31, 2012, respectively; due November 1, 2020	$536.2	$536.2
$375.0 million Global Credit Agreement; due December 20, 2017	58.1	56.9
Note payable to former owner of B&L's business ("Seller Note"), net of discount of $2.3 million and $4.0 million at March 31, 2013 and December 31, 2012, respectively, interest accrues at 8.0% compounding annually; due August 19, 2019	26.1	43.7
$7.0 million Singapore warehouse loan, interest accrues at a margin rate of 2.00% plus SIBOR; due November 28, 2015	6.2	6.8
Capital lease	18.2	18.7
Total debt and capital lease obligations	644.8	662.3
Less: current maturities of debt and capital lease	(2.9)	(2.8)
Long term debt and capital lease	$641.9	$659.5

Other than as disclosed below, there have been no significant changes in the terms or amounts of our consolidated debt obligations since those reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

During the three months ended March 31, 2013, we made a partial repayment of $20.0 million on the Seller Note, including $16.5 million of the principal balance and $3.5 million of the accrued interest outstanding. In connection with this repayment, we expensed $1.7 million of unamortized discount, which is classified as loss on prepayment of debt within our condensed consolidated/combined consolidated statement of operations. At March 31, 2013, the remaining principal, accrued interest and unamortized discount associated with the Seller Note were $20.4 million, $5.7 million and $2.3 million, respectively.

Borrowings under our Revolving Credit Facilities

At March 31, 2013, utilization and availability under our revolving credit facilities was as follows:

								Total
	Global Credit Agreement							revolving
(in millions)	US Borrowers		Canada Borrower	Singapore Borrower	UK Borrowers	Total	EM FZE facility	credit facilities
Total borrowing base at March 31, 2013	$243.4		$10.0	$23.6	$22.3	$299.3	$5.0	$304.3
Less: cash borrowings	(47.0)		(8.2)	-	(2.9)	(58.1)	-	(58.1)
Less: trade finance instruments	(23.1)	(a)	-	(3.5)	(1.8)	(28.4)	(3.3)	(31.7)
Net availability at March 31, 2013	$173.3		$1.8	$20.1	$17.6	$212.8	$1.7	$214.5

(a)	Includes a letter of credit in the amount of $5.0 million that expires on June 14, 2013 and which supports the facility utilized by our subsidiary in Dubai, Edgen Murray FZE (the “EM FZE facility”).

During the three months ended March 31, 2013, our weighted average interest rates paid for cash borrowings under our Global Credit Agreement was 4.1%. Our EM FZE facility did not have any cash borrowings during the three months ended March 31, 2013. During the three months ended March 31, 2012, our weighted average interest rates paid for cash borrowings ranged from 4.4% to 4.5% under our previously existing revolving credit facilities and was 2.3% under our EM FZE facility.

Third Party Guarantees

In the normal course of business, we may provide performance guarantees directly to third parties on behalf of our subsidiaries.

At March 31, 2013 and December 31, 2012, we had the following outstanding guarantees:

(in millions)	March 31, 2013	December 31, 2012
Maximum potential obligations (undiscounted)	$32.0	$22.5
Guaranteed commitments outstanding	16.2	9.6

Additionally, at March 31, 2013 and December 31, 2012, we had the following trade finance instruments which have been cash collateralized and included in prepaid expenses and other assets in our condensed consolidated balance sheets:

(in millions)	March 31, 2013	December 31, 2012
Trade finance instruments - cash collateralized	$1.0	$1.0

7. Supplemental Disclosure to Earnings (Loss) per Share

We calculate basic earnings per share by dividing the earnings attributable to Edgen Group by the weighted average number of shares of Class A common stock outstanding during each period, which includes Class A common stock issued in connection with equity offerings, restricted stock that has vested and shares that have been purchased through the exercise of vested stock options. Diluted earnings per share amounts include the dilutive effect of stock options (using the treasury stock method as prescribed by GAAP) and other stock awards granted to employees under the Edgen Group Inc. 2012 Omnibus Incentive Plan (the “2012 Plan”).

Prior to the IPO and the Reorganization, all income or loss generated from our operations was allocated to the Predecessor. Because we historically operated as a series of related partnerships and limited liability companies and there was no single capital structure upon which to calculate historical earnings per share information, we have not provided a calculation of basic and diluted earnings per share for periods prior to the IPO and the Reorganization on our condensed consolidated/combined consolidated statement of operations.

The table below presents the shares that were excluded from our dilutive earnings (loss) per share calculation due to their anti-dilutive nature for the three months ended March 31, 2013:

Three months ended March 31, 2013
Class A unvested restricted shares	905,985
Class A options (vested and unvested)	1,640,939
Total anti-dilutive shares	2,546,924

The shares of Class B common stock do not share in the earnings of Edgen Group Inc. and are therefore not participating securities. Accordingly, basic and diluted earnings (loss) per share of Class B common stock have not been presented on our condensed consolidated/combined consolidated statement of operations.

8. Commitments and Contingencies

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

Tax Receivable Agreement

During the three months ended March 31, 2013, we incurred a charge associated with Bourland and Leverich Supply Co. LLC’s (“B&L Supply”) cash redemption of EMC’s interest in B&L Supply. As part of the redemption, we became contingently obligated under our Tax Receivable Agreement with EM II LP to pay 85% of any realized cash tax savings that we receive over the next fifteen years, which was estimated to be $2.3 million at March 31, 2013. We recorded the amount as other income (expense) in the accompanying condensed consolidated/combined consolidated statements of operations for the three months ended March 31, 2013 and in other long-term liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2013.

9. Segment Information

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

The following tables present the financial information for each reportable segment. The prior period information related to the combined results of the Predecessor has been recast to conform to our change in segments made in connection with the IPO and the Reorganization:

	Three months ended March 31,
(in millions)	2013	2012
Net sales:
E&I	$201.2	$277.7
OCTG	205.2	228.1
Intersegment net sales	(0.3)	-
Total net sales	$406.1	$505.8

Intersegment net sales:
E&I	$0.3	$-
OCTG	-	-
Total intersegment net sales	$0.3	$-

Selling, general and administrative expense:
E&I	$19.2	$15.6
OCTG	3.5	3.7
Corporate	4.1	3.7
Total selling, general and administrative expense	$26.8	$23.0

Depreciation:
E&I	$1.3	$1.3
OCTG	-	-
Corporate	-	-
Total depreciation	$1.3	$1.3

Amortization:
E&I	$2.2	$3.3
OCTG	3.6	3.6
Corporate	-	-
Total amortization	$5.8	$6.9

Income from operations:
E&I	$6.4	$17.3
OCTG	13.4	13.5
Corporate	(4.1)	(3.7)
Total income from operations	$15.7	$27.1

(in millions)	March 31, 2013	December 31, 2012
Assets:
E&I	$547.9	$584.0
OCTG	352.5	373.1
Corporate	4.0	4.0
Total assets	$904.4	$961.1

10. Derivatives and Other Financial Instruments

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

Currency Exchange Rate Risk

Transactions hedged by us include forecasted purchase commitments. The total notional amount of outstanding forward contracts not designated as hedging instruments at March 31, 2013 and December 31, 2012 was $49.8 million and $38.9 million, respectively.

As of March 31, 2013 and December 31, 2012, we did not have derivatives designated as hedging instruments. The following table provides a balance sheet overview of our derivatives not designated as hedging instruments at the dates indicated:

	Asset derivatives				Liability derivatives
	March 31, 2013		December 31, 2012		March 31, 2013		December 31, 2012
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives not designated as hedging instruments:
Forward contracts	Other current assets	$0.1	Other current assets	$0.2	Accrued expenses and other current liabilities	$0.3	Accrued expenses and other current liabilities	$-

The following table discloses the impact of derivative instruments not designated as hedging instruments on our condensed consolidated/combined consolidated statements of operations:

		Recognized gain (loss) in income
(in millions)		Three months ended March 31,
Derivatives not designated as hedging instruments	Location of loss recognized in income	2013	2012
Forward contracts	Selling, general and administrative expense	$0.4	$0.3

At March 31, 2013 and December 31, 2012, the cumulative effect of currency translation adjustments was a loss of $27.9 million and $21.9 million, respectively, and is the sole component of accumulated other comprehensive loss on our condensed consolidated balance sheets. Of this amount at March 31, 2013, $16.0 million was allocated to non-controlling interest and the remaining $11.9 million was classified within accumulated other comprehensive loss. Of this amount at December 31, 2012, $12.6 million was allocated to non-controlling interest and the remaining $9.3 million was classified within accumulated other comprehensive loss. Currency translation adjustments are the result of the translation of our foreign subsidiaries’ financial statements that have a functional currency other than the U.S. dollar.

Interest Rate Risk

Our variable interest rate risk is limited to cash borrowings under our credit facilities which are subject to interest rates that fluctuate with market rates. This risk is partially mitigated due to the short term nature of these borrowings. There were no interest rate derivatives outstanding at March 31, 2013 and December 31, 2012.

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

11. Fair Value Measurements and Financial Instruments

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

Our financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013				December 31, 2012
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Forward contracts	$-	$0.1	$-	$0.1	$-	$0.2	$-	$0.2
Financial liabilities:
Forward contracts	$-	$0.3	$-	$0.3	$-	$-	$-	$-

Forward contracts are valued using broker quotations or market transactions in either the listed or over-the counter markets. Management performs procedures to validate the information obtained from the broker quotations in calculating the ultimate fair values. As such, these derivative instruments are classified within Level 2.

The comparison of carrying value and estimated fair value of certain financial instruments are presented below:

	March 31, 2013		December 31, 2012
(in millions)	Carrying value	Fair value	Carrying value	Fair value
2020 Notes	$536.2	$558.9	$536.2	$538.3

The fair value of the 2020 Notes, excluding unamortized discount, has been estimated based upon market quotes approximating the fair value at the dates indicated. As such, the 2020 Notes are classified within Level 1.

The fair value amounts shown are not necessarily indicative of the amounts that we would realize upon disposition, nor do they indicate our intent or ability to dispose of the financial instrument. We believe that the carrying amounts of our other financial assets and liabilities approximate their fair values due to their short term nature.

12. Related Party Transactions

An employee pension fund of the ultimate parent company of one of our customers has an equity interest in EM II LP and B&L Holdings. Net sales to this customer for the three months ended March 31, 2013 and 2012 were as follows:

	Three months ended March 31
(in millions)	2013	2012
Net sales to related party	$7.9	$-

Accounts receivable due from this customer included in accounts receivable on our condensed consolidated balance sheets at March 31, 2013 and December 31, 2012 were as follows:

(in millions)	March 31, 2013	December 31, 2012
Accounts receivable from related party	$13.0	$11.8

Transactions with EM II LP

We currently have two outstanding loans with EM II LP, one of our Class B stockholders totaling $1.6 million and accruing interest at 0.21% per annum and 0.24% per annum, respectively. The loans are classified within accrued expenses and other current liabilities on our condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated/combined consolidated financial statements and the related notes contained herein as well as the audited combined consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.The following discussion and analysis of our financial condition and results of operations contains forward looking statements within the meaning of federal securities laws. See Cautionary Statement Regarding Forward-Looking Statements for a discussion of the risks, assumptions and uncertainties affecting these forward looking statements.

Overview of Business

We are a leading global distributor of specialty products to the energy sector, including steel pipe, valves, quenched and tempered and high yield heavy plate, and related components. We manage our business in two reportable segments: Energy & Infrastructure (“E&I”) and Oil Country Tubular Goods (“OCTG”), while primarily focusing on serving customers that operate in the upstream (conventional and unconventional oil and natural gas exploration, drilling and production in both onshore and offshore environments), midstream (gathering, processing, fractionation, transportation and storage of oil and natural gas) and downstream (refining and petrochemical applications) end-markets for oil and natural gas. We also serve power generation, civil construction and mining end-markets, which have a similar need for our technical expertise in specialized steel and specialty products. As of March 31, 2013, we had operations in thirteen countries and sales representative offices in three other countries, with our headquarters located in Baton Rouge, Louisiana. The following map shows our geographic footprint:
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

Markets

E&I. Consistent with our expectations, the first quarter of 2013 started slowly as a result of sluggish fourth quarter 2012 bookings. The same market conditions that reduced our fourth quarter 2012 performance continued through the current period, including uncertain economic conditions, particularly in Europe, overall project award delays, reduced U.S. oil and natural gas drilling activity, falling steel prices and uncertain income tax conditions in the U.S. These market conditions resulted in a decline in sales volumes for the majority of our markets for the three months ended March 31, 2013 as compared to the same period in the previous year. As the quarter progressed, bid activity increased, but customers have been slow to release orders.

OCTG. Overall, pricing pressure within the OCTG market continued throughout the first quarter of 2013, primarily due to moderate declines in steel prices, continued softness in worldwide steel demand, an increase in available supply from imports and excess production capacity; additionally, the overall number of drilling permits during the quarter was slightly below prior year levels. While we do not expect significant price improvement in the near term, we believe our current customer drilling programs should help to stabilize our sales volumes.

Results of Operations

The following tables provide period-to-period comparisons of financial results and are not necessarily indicative of future results. “NM” means not meaningful.

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Net sales
	Three months ended March 31,
(in millions, except percentages)	2013	2012	$ Change	% Change
E&I	$201.2	$277.7	$(76.5)	(28%)
OCTG	205.2	228.1	(22.9)	(10%)
Eliminations	(0.3)	-	(0.3)	NM
Total net sales	$406.1	$505.8	$(99.7)	(20%)

E&I. The decline in net sales as compared to the prior year for our E&I segment was primarily the result of volume decreases and moderately lower prices, partially offset by a more favorable mix of products sold and the inclusion in the current period of the operating results of our 2012 acquisitions. Volume decreases were primarily within the upstream market for our EMEA and APAC regions as well as the midstream and upstream markets for North America, which had significantly lower backlog levels going into the current quarter compared to the same period in the prior year. Also contributing to the decrease in volumes was a competitive price environment for new infrastructure construction in the APAC region.

OCTG. The decrease in net sales for our OCTG segment from the first quarter of 2012 to the first quarter of 2013 was primarily the result of a decrease in prices of approximately 9% as compared to the prior period, and, to a lesser extent, lower volumes in the current period, which were partially offset by a slightly more favorable mix of products sold. Despite a decrease in average U.S. drilling rig count of 12%, as measured by Baker Hughes Incorporated (www.bakerhughes.com), for the first quarter of 2013 as compared to the same period in 2012, our volumes were down only 4%. We attribute this, in part, to the successful renewal of our key customer drilling programs at the end of 2012 which provided stable demand for our products during the first quarter of 2013.

Income (loss) from operations

	Three months ended March 31,
(in millions, except percentages)	2013	2012	$ Change	% Change
E&I	$6.4	$17.3	$(10.9)	(63%)
OCTG	13.4	13.5	(0.1)	(1%)
Corporate	(4.1)	(3.7)	(0.4)	11%
Total income (loss) from operations	$15.7	$27.1	$(11.4)	(42%)

E&I. The decline in income from operations as compared to the prior year was due primarily to the $76.5 million decrease in net sales as discussed above, and, to a lesser extent, from an increase in selling, general and administrative (“SG&A”) expenses. SG&A expenses for the current period included the impact of two acquisitions we completed in 2012 as well as the opening of two new regional offices in Europe and a distribution center in south Texas, which represented $2.1 million of the $3.6 million increase in SG&A expenses.

OCTG. Although we saw a decrease in net sales, we improved our overall margin within the segment due to a slightly improved product sales mix as well as the impact from select strategic inventory purchases at the end of 2012. In addition, we managed our overhead costs, enabling us to decrease our total selling, general and administrative expenses as compared to the same period in the prior year.

Corporate. Corporate loss from operations increased slightly during the periods compared primarily due to additional staffing and related expenses.

Other income (expense)

	Three months ended March 31,
(in millions, except percentages)	2013	2012	$ Change	% Change
Other income (expense) - net	$(2.1)	$0.3	$(2.4)	(800%)
Loss on prepayment of debt	(1.7)	-	(1.7)	NM
Interest expense - net	(14.9)	(22.0)	7.1	(32%)
Income tax expense (benefit)	2.3	1.3	1.0	77%

Other income (expense) – net

During the three months ended March 31, 2013, we incurred a charge associated with B&L Supply’s cash redemption of EMC’s interest in B&L Supply. As part of the redemption, we became obligated under our Tax Receivable Agreement with EM II LP to pay 85% of any realized cash tax savings that we receive over the next fifteen years, which was estimated to be $2.3 million at March 31, 2013.

Loss on prepayment of debt

Loss on prepayment of debt for the three months ended March 31, 2013 relates to a partial prepayment of the Seller Note in January 2013.

Interest expense – net

The decrease in interest expense is due to lower outstanding debt during the period and lower interest rates due to the debt refinancing we completed during the fourth quarter of 2012.

Income tax expense (benefit)

Due to the organizational structure of our subsidiaries, some of which are pass-through entities for income tax purposes, and others which are corporations, the effective tax rate calculated from our condensed consolidated/combined consolidated financial statements is not indicative of our actual effective tax rate, which is a combination of the effective tax rates of our taxable subsidiaries, adjusted for our ownership percentage of each subsidiary.

The income tax expense for the three months ended March 31, 2013 reflects taxable income at an annualized effective tax rate of approximately 16%. Prior to the IPO and Reorganization, we did not incur tax on the income earned by the subsidiary that comprises our OCTG segment because that subsidiary was a pass-through entity for income tax purposes. As a result of the Reorganization, we now incur tax expense as a result of our allocation of the OCTG segment’s income. Additionally, we did not recognize a tax benefit for taxable losses generated in our E&I segment by our U.S. operations during the three months ended March 31, 2013 and 2012 due to a valuation allowance that has been established against any tax benefits related to these taxable losses. As a result, any tax benefits from our E&I segment's U.S. operations were excluded in deriving our effective tax rate for the three months ended March 31, 2013.

Non-GAAP Financial Measures

We define EBITDA as net income (loss), plus interest expense, provision for income taxes, depreciation and amortization expense. We define adjusted EBITDA as EBITDA plus loss on prepayment of debt, expense related to our obligation under our tax receivable agreement and equity-based compensation expense.

For the following reasons, we believe EBITDA and adjusted EBITDA represent an effective supplemental means by which to measure our operating performance: (a) management uses EBITDA and adjusted EBITDA to, among other things, evaluate the performance of our operating segments, develop budgets and measure our performance against those budgets, determine employee bonuses and evaluate our cash flows in terms of cash needs and (b) EBITDA and adjusted EBITDA enable us and our investors to evaluate and compare our results from operations in a more meaningful and consistent manner by excluding specific items which are not reflective of ongoing operating results, such as items related to capital structure, taxes and certain non-cash charges.

These Non-GAAP measures, as calculated by us, are not necessarily comparable to similarly titled measures reported by other companies. Additionally, because EBITDA and adjusted EBITDA do not account for certain items which may be material to a complete evaluation of our operating results, the measures have material limitations as analytical tools and are not considered by our management in isolation of, as an alternative to or superior to GAAP measures such as net income, operating income, net cash flow provided by operating activities or any other measure of financial performance or liquidity calculated and presented in accordance with GAAP.

We believe that the line item on our condensed consolidated/combined consolidated statements of operations entitled “net income (loss)” is the most directly comparable GAAP measure to EBITDA and adjusted EBITDA. A reconciliation of EBITDA and adjusted EBITDA to net income (loss) for the three months ended March 31, 2013 and 2012 is shown below:

	Three months ended March 31,
(in millions)	2013	2012
Net income (loss)	$(5.4)	$4.1
Income taxes expense (benefit)	2.3	1.3
Interest expense - net	15.0	22.1
Depreciation and amortization expense	7.1	8.2
EBITDA	$19.0	$35.7
Loss on prepayment of debt (1)	1.7	-
Charge associated with TRA obligation (2)	2.3	-
Equity-based compensation (3)	0.9	0.7
Adjusted EBITDA	$23.9	$36.4

(1)	Reflects the expensing of unamortized discounts associated with certain indebtedness repaid during the respective period.
(2)	Represents a non-cash charge associated with Bourland and Leverich Supply Co. LLC’s (“B&L Supply”) cash redemption of Edgen Murray Corporation’s (“EMC”) interest in B&L Supply.
(3)	Reflects non-cash compensation expense related to the issuance of equity-based awards.

Sales Backlog

The table below presents our sales backlog at the end of each period indicated:

(in millions)	March 31, 2013	December 31, 2012	March 31, 2012
E&I sales backlog	$259	$248	$356

Sales backlog for our E&I segment is primarily composed of sales orders related to: (1) the construction of offshore high performance multi-purpose platform, or jack-up, oil rigs; (2) oil and natural gas gathering and storage systems; and (3) other offshore exploration and production infrastructure.

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

Liquidity and Capital Resources

Overview

At March 31, 2013 we had $22.3 million of unrestricted cash on hand, $212.8 million of borrowing availability under our Global Credit Agreement and $1.7 million of borrowing availability under our EM FZE facility. Actual credit availability under our Global Credit Agreement fluctuates because it is subject to a borrowing base limitation that is calculated based on a percentage of eligible trade accounts receivable and inventories, the balances of which fluctuate, and is subject to discretionary reserves, revaluation adjustments and sublimits as defined by our Global Credit Agreement. Our primary cash requirements, in addition to normal operating expenses and debt service, are for working capital, capital expenditures and business acquisitions. We expect to fund the following needs as follows:

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

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures depends on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our cash flows are primarily dependent on our product sales to customers at sufficient prices to cover fixed and variable expenses and on our ability to successfully collect customer receivables on a timely basis. Additionally, provisions of the agreements governing our outstanding debt, as well as the laws of the jurisdictions in which our companies are organized, restrict our ability to pay dividends or make certain other payments.

Based on current market conditions, we believe that we will have sufficient liquidity, cash flows from operations and access to capital markets to fund future recurring operating and investing activities and to service our indebtedness and to make payments under our tax receivable agreements. We cannot provide assurance that if our business declines we would be able to generate sufficient cash flows from operations or that future borrowings will be available to us under our credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments and liquidity needs, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or raising additional equity or debt securities. We cannot provide assurance that any of these actions could be accomplished on a timely basis or on satisfactory terms, if at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing or future debt agreements may contain provisions prohibiting us from pursuing any of these alternatives. Our failure to comply with these provisions could result in, among other things, an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

At March 31, 2013, approximately $13.6 million of our cash balance was held outside the U.S. Cash balances held in foreign jurisdictions can be repatriated to the U.S.; however, they would be subject to federal income taxes, less applicable foreign tax credits. We have not provided U.S. income tax expense on earnings of its foreign subsidiaries, as we expect to reinvest the undistributed earnings indefinitely.

Cash Flows

The following table summarizes our cash flow for the periods indicated:

	Three months ended March 31,
(in millions)	2013	2012
Net cash provided by (used in) operating activities	$12.8	$(33.4)
Net cash provided by (used in) investing activities	(0.7)	(0.8)
Net cash provided by (used in) financing activities	(19.1)	20.4
Effect of exchange rate changes on cash and cash equivalents	(0.4)	0.7
Net change in cash and cash equivalents	(7.4)	(13.1)
Cash and cash equivalents - beginning of period	29.7	26.3
Cash and cash equivalents - end of period	$22.3	$13.2

Operating activities. Net cash provided by operating activities increased by $46.2 million from the first quarter of 2012 to the first quarter of 2013, primarily due to reduced working capital requirements as a result of reduced business activity.

Investing activities. Net cash used in investing activities remained consistent for the three months ended March 31, 2013 as compared to the same period in the prior year, and for both periods primarily consisted of purchases of property, plant and equipment.

Financing activities. Net cash used in financing activities increased $39.5 million from 2012 to 2013, primarily due to a partial repayment of our Seller Note and lower net proceeds received from draws on our revolving credit facilities during the first quarter of 2013.

Indebtedness

2020 Notes

On October 16, 2012, we completed an offering of $540.0 million aggregate principal amount of 8.75% senior secured notes due 2020 (the “2020 Notes”) with an original issue discount of $3.9 million, through a private placement in accordance with Rule 144A and Regulation S of the Securities Act. The 2020 Notes, bearing interest at 8.75% per year due on May 1 and November 1 of each year, beginning May 1, 2013, are guaranteed on a senior secured basis by all of our existing and certain of our future significant domestic restricted subsidiaries (other than the issuer, EMC).

Seller Note

In August 2010, B&L Holdings issued a $50.0 million note to the former owner of B&L’s predecessor business (the “Seller Note”), with an original issue discount of $6.2 million. The Seller Note accrues interest at a base rate of 2.18% and a contingent rate of 5.82% for an aggregate interest rate of 8.0%, which compounds annually. A portion of the accrued interest equal to 37.5% of the base rate is due annually, while the remaining portion of accrued interest is added to the principal balance to be paid at maturity in August 2019. On January 28, 2013, we made a partial repayment of $20.0 million on the Seller Note, including $16.5 million of the principal balance and $3.5 million of the accrued interest outstanding, leaving the remaining principal, accrued interest and unamortized discount at $20.4 million, $5.7 million and $2.3 million, respectively, as of March 31, 2013. Additionally, as a result of this repayment, we expensed $1.7 million of unamortized discount, which is classified as loss on prepayment of debt within our condensed consolidated/combined consolidated statement of operations.

Global Credit Agreement

On December 21, 2012, Edgen Group Inc. (the “Company”) and certain of its subsidiaries entered into a new asset based revolving credit agreement (“Global Credit Agreement”). The Global Credit Agreement was dated as of December 20, 2012 and entered into by and among EMC and B&L (“US Borrowers”); the Company, EDG LLC, EM Holdings LLC, EMGH Limited, and Pipe Acquisition Limited, as guarantors; Edgen Murray Canada Inc. (“Canadian Borrower”); Edgen Murray PTE. LTD. (“Singapore Borrower”); Edgen Murray Europe Limited, HSP Group Limited, HS Pipequipment (Holdings) Limited, H.S. Pipequipment Limited, H.S. Pipequipment (Aberdeen) Limited, H.S. Pipequipment (Northern) Limited, and HSP Valves Limited (“UK Borrowers” and, collectively with the US Borrowers, Canadian Borrower and Singapore Borrower, the “Borrowers”); Bank of America, N.A., as agent; and certain other financial institutions party thereto as lenders. The Global Credit Agreement replaced our EM revolving credit facility and BL revolving credit facility, both asset backed revolving credit facilities available to EMC and its subsidiaries and B&L, respectively.

The Global Credit Agreement is a $375.0 million global credit facility with designated sub-facility limits of $10.0 million for the Canadian Borrower, $35.0 million for the Singapore Borrower, $45.0 million for the UK Borrowers and $285.0 million for the US Borrowers. Actual credit availability under our Global Credit Agreement will fluctuate because it is subject to a borrowing base limitation that is calculated based on a percentage of eligible trade accounts receivable and inventories, the balance of which fluctuate, and is subject to discretionary reserves and revaluation adjustments. The entities may utilize our Global Credit Agreement for borrowings as well as for the issuance of bank guarantees, letters of credit and other permitted indebtedness as defined in our Global Credit Agreement.

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

The Global Credit Agreement matures in December 2017.

The Global Credit Agreement is secured by a first priority security interest in all of the working capital assets, including trade accounts receivable and inventories of the borrowers and all other assets, as specified in the Global Credit Agreement, of the UK Borrowers and Singapore Borrowers. The Global Credit Agreement contains affirmative and negative covenants that, subject to certain exceptions, limit our ability to take certain actions, including our ability to incur debt, pay dividends and repurchase stock, make certain investments and other payments, enter into certain mergers and consolidations, engage in sale leaseback transactions and transactions with affiliates and encumber and dispose of assets.

Borrowings under our Revolving Credit Facilities

At March 31, 2013, utilization and availability under our revolving credit facilities was as follows:

								Total
	Global Credit Agreement							revolving
(in millions)	US Borrowers		Canada Borrower	Singapore Borrower	UK Borrowers	Total	EM FZE facility	credit facilities
Total borrowing base at March 31, 2013	$243.4		$10.0	$23.6	$22.3	$299.3	$5.0	$304.3
Less: cash borrowings	(47.0)		(8.2)	-	(2.9)	(58.1)	-	(58.1)
Less: trade finance instruments	(23.1)	(a)	-	(3.5)	(1.8)	(28.4)	(3.3)	(31.7)
Net availability at March 31, 2013	$173.3		$1.8	$20.1	$17.6	$212.8	$1.7	$214.5

(a)	Includes a letter of credit in the amount of $5.0 million that expires on June 14, 2013 and which supports the facility utilized by our subsidiary in Dubai, Edgen Murray FZE (the “EM FZE facility”).

During the three months ended March 31, 2013, our weighted average interest rates paid for cash borrowings under our Global Credit Agreement was 4.1%. Our EM FZE facility did not have any cash borrowings during the three months ended March 31, 2013. During the three months ended March 31, 2012, our weighted average interest rates paid for cash borrowings ranged from 4.4% to 4.5% under our previously existing revolving credit facilities and was 2.3% under our EM FZE facility.

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

At March 31, 2013 and December 31, 2012, we had the following outstanding guarantees:

(in millions)	March 31, 2013	December 31, 2012
Maximum potential obligations (undiscounted)	$32.0	$22.5
Guaranteed commitments outstanding	16.2	9.6

Additionally, at March 31, 2013 and December 31, 2012, we had the following trade finance instruments which have been cash collateralized and included in prepaid expenses and other assets in our condensed consolidated balance sheets:

(in millions)	March 31, 2013	December 31, 2012
Bank guarantees	$1.0	$1.0

Customer and Supplier Concentration

Our ten largest customers and ten largest suppliers represented the following percentages of our net sales and product purchases for the three months ended March 31, 2013 and 2012:

	Three months ended March 31
	2013	2012
Top 10 customers as a percentage of net sales	31%	35%
Top 10 suppliers as a percentage of product purchases	60%	67%

No one customer accounted for more than 10% of our net sales during the periods presented.

During the three months ended March 31, 2013 and 2012, our largest supplier accounted for the following percentages of our total purchases:

	Three months ended March 31
	2013	2012
Percentage of total purchases derived from single largest supplier	27%	25%

Our OCTG segment was responsible for all purchases from our largest supplier in 2012.

The oil and natural gas industry continues to comprise the majority of our business. During the three months ended March 31, 2013 and 2012, we derived the following percentage of our net sales from customers in the oil and natural gas industry:

	Three months ended March 31
	2013	2012
Percentage of net sales derived from the oil and natural gas industry	90%	93%

The table below presents the percentage of our net sales during the three months ended March 31, 2013 and 2012 that originated in subsidiaries outside of the U.S. These percentages do not reflect net sales originating in the U.S. that are delivered to customers outside of the U.S.:

	Three months ended March 31
	2013	2012
Percentage of net sales originated outside of the U.S.	24%	21%

Critical Accounting Policies

The accounting policies and related estimates that we believe are the most critical to understanding our condensed consolidated/combined consolidated financial statements, financial condition and results of operations and those that require management judgment and assumptions or involve uncertainties are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to these critical accounting policies and related estimates during the three months ended March 31, 2013.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, refer to Note 2 — Recent Accounting Pronouncements to our condensed consolidated/combined consolidated financial statements included in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of operations, we are exposed to market risks arising from adverse changes in interest rates on our variable rate debt and foreign exchange rate risk related to our foreign operations and foreign currency transactions. Market risk is defined for these purposes as the potential change in the fair value of financial assets or liabilities resulting from an adverse movement in interest rates or foreign exchange rates. There have been no material changes to these market risks from that which was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. For a further discussion of our derivative instruments and their fair values, see Notes 10 – Derivatives and Other Financial Information and Note 11 – Fair Value Measurements and Financial Instruments to our unaudited condensed consolidated/combined consolidated financial statements included in this Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures which are designed to provide reasonable assurance of achieving their objectives and to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, disclosed and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to our senior management and Board of Directors to allow timely decisions regarding required disclosure.

In connection with the preparation of this Form 10-Q, as of March 31, 2013, under the supervision and with the participation of our senior management, including our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013, the end of the period covered by this Form 10-Q.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the quarter ended March 31, 2013, that have materially impacted, or are reasonably likely to materially impact, our internal controls over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our senior management, including our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2013, the end of the period covered by this Form 10-Q.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to various claims and legal proceedings related to our business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management believes the resolution of such uncertainties and the incurrence of such costs will not have a material effect on our consolidated financial position, results of operations and/or cash flows. For information regarding any pending or threatened litigation, see Note 8 – Commitments and Contingencies to our condensed consolidated/combined consolidated financial statements included in this Quarterly Report on Form 10-Q and other related disclosures in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On May 10, 2013, the Company held its Annual Meeting of Stockholders (“Annual Meeting”) in Baton Rouge, Louisiana. The stockholders (a) elected Daniel J. O’Leary and Edward J. DiPaolo to serve on the Board of Directors of the Company (the “Board”) for a three-year term ending at the 2016 Annual Meeting of Stockholders or until their successors are elected and qualified, (b) ratified the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2013, (c) approved, on a non-binding basis, the compensation of the Company’s named executive officers, as described in the Company’s 2013 proxy statement and (d) voted, on a non-binding advisory basis, on the frequency of future advisory votes on the compensation of the Company’s named executives.

The final voting results for the two director nominees described in the 2013 proxy statement were as follows:

Director	Votes For	Votes Withheld	Broker Non-Votes
Daniel J. O'Leary	33,867,227	1,191,266	3,808,976
Edward J. DiPaolo	33,556,002	1,502,491	3,808,976

The final voting results for the ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2013 were as follows:

Votes For	Votes Against	Votes Abstain	Broker Non-Votes
38,737,481	109,466	20,522	0

There were no broker non-votes with respect to the ratification of the Company’s independent registered public accounting firm.

The final non-binding advisory voting results for the compensation of the Company’s named executive officers were as follows:

Votes For	Votes Against	Votes Abstain	Broker Non-Votes
34,854,777	182,695	21,021	3,808,976

The final non-binding advisory voting results for the frequency of future advisory votes on the compensation of the Company’s named executive officers were as follows:

1 Year	2 Years	3 Years	Votes Abstain	Broker Non-Votes
5,883,360	5,368	29,046,815	122,950	3,808,976

The Board will evaluate the results of such non-binding advisory vote regarding the frequency of future advisory votes on the compensation of the Company’s named executive officers at an upcoming meeting and make a determination as to whether the Company will submit future non-binding advisory votes on executive compensation for consideration by stockholders every one, two or three years. The Company will provide information regarding such determination within a Current Report on Form 8-K.

Item 6. Exhibits

All exhibits are set forth in the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEN GROUP INC.

Dated: May 13, 2013	/s/	Daniel J. O'Leary
Daniel J. O’Leary
Chairman, President and Chief Executive Officer

Dated: May 13, 2013	/s/	David L. Laxton, III
David L. Laxton, III
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

The exhibits marked with the cross symbol (†) are filed with this Form 10-Q and the exhibits marked with a double cross (††) are furnished with this Form 10-Q.

		Incorporated by Reference to:
Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
10.1	Indemnification Agreement, dated as of January 28, 2013, by and between Edgen Group Inc. and John J. Kennedy	The Company’s Current Report on Form 8-K filed on January 30, 2013	001-35513	99.1

††31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
††31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
††32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
††32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
††101.INS	XBRL Instance

††101.SCH	XBRL Taxonomy Extension Schema Document

††101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

††101.DEF	XBRL Taxonomy Extension Definition Linkbase

††101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

††101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document