Form 10-Q
period 2013-06-30
Edgen Group Inc.
filed 2013-08-09
CIK 1537951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, is shown below as of August 07, 2013:

Class and Par Value	Number of Shares Outstanding
Class A common stock, $0.0001 par value	18,948,200
Class B common stock, $0.0001 par value	24,343,138

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS	2
PART I – FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets at June 30, 2013 (Unaudited) and December 31, 2012	3
Condensed Consolidated/Combined Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2013 and 2012	4
Condensed Consolidated/Combined Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the Three and Six Months Ended June 30, 2013 and 2012	5
Condensed Consolidated/Combined Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2013 and 2012	6
Notes to the Condensed Consolidated/Combined Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures about Market Risk	24
Item 4. Controls and Procedures	24
PART II – OTHER INFORMATION	25
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	26
SIGNATURES	26
EXHIBIT INDEX	27

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words "may," "could," "would," "should," "believe," "expect," "anticipate," "plan," "estimate," "target," "project," "intend," "can," "continue," "potential," "predicts," "will" and the negative of these terms or other comparable terminology. These statements include, among others, statements regarding our expected business and market outlook, anticipated financial and operating results, including the realization of net sales from our sales backlog, our business strategy and means to implement the strategy, our objectives, industry trends, including statements regarding expected demand and product order levels, the amount of payments we may be required to make under our tax receivable agreements, the likelihood of our success in expanding our business, financing and refinancing plans, budgets, working capital needs, borrowing availability under our revolving credit agreement and other sources of liquidity.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EDGEN GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2013 (Unaudited)	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,262	$29,729
Accounts receivable, net of allowance for doubtful accounts of $2.9 million and $2.5 million	233,237	266,365
Inventory, net of provision of $7.9 million and $7.5 million	387,379	388,204
Income tax receivable	1,526	1,067
Deferred tax asset	10	8
Prepaid expenses and other current assets	15,176	7,574
Total current assets	650,590	692,947
PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF $43.6 MILLION AND $42.1 MILLION	45,507	46,834
GOODWILL	35,072	36,590
DEFERRED TAX ASSET	5,025	4,812
OTHER INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF $155.8 MILLIONAND $148.3 MILLION	146,700	158,880
OTHER ASSETS	19,331	21,069
TOTAL ASSETS	$902,225	$961,132

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Managed cash overdrafts	$6,304	$4,593
Accounts payable	164,367	202,607
Income taxes payable	5,929	7,707
Deferred revenue	11,020	8,016
Accrued interest payable	8,231	9,866
Current portion of long term debt and capital lease obligations	2,874	2,822
Deferred tax liability	1,962	1,953
Accrued expenses and other current liabilities	20,981	29,298
Total current liabilities	221,668	266,862
DEFERRED TAX LIABILITY	4,438	5,314
OTHER LONG TERM LIABILITIES	4,922	3,109
REVOLVING CREDIT FACILITIES	86,386	56,894
LONG TERM DEBT AND CAPITAL LEASE	583,508	602,551
Total liabilities	900,922	934,730
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 40,000,000 shares authorized, none issued or outstanding	-	-
Class A common stock, $0.0001 par value, 435,656,862 shares authorized, 18,948,200 and 18,196,062 shares issued and outstanding	2	2
Class B common stock, $0.0001 par value, 24,343,138 shares authorized, issued and outstanding	2	2
Additional paid in capital	149,397	162,901
Retained earnings (deficit)	(55,684)	(49,685)
Accumulated other comprehensive income (loss)	(11,888)	(9,294)
Total stockholders' equity	81,829	103,926
NON-CONTROLLING INTEREST	(80,526)	(77,524)
Total equity	1,303	26,402
TOTAL LIABILITIES AND EQUITY	$902,225	$961,132

 See accompanying notes to unaudited condensed consolidated/combined consolidated financial statements.

EDGEN GROUP INC.

CONDENSED CONSOLIDATED/COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except shares outstanding and per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
NET SALES	$431,550	$496,499	$837,654	$1,002,329
OPERATING EXPENSES:
Cost of sales (exclusive of depreciation and amortization shown below)	380,076	437,835	736,591	885,253
Selling, general and administrative expense	27,588	28,406	54,400	51,434
Depreciation and amortization expense	6,520	7,887	13,639	16,125
Total operating expenses	414,184	474,128	804,630	952,812
INCOME (LOSS) FROM OPERATIONS	17,366	22,371	33,024	49,517
OTHER INCOME (EXPENSE):
Other income (expense) - net	13	167	(2,083)	472
Loss on prepayment of debt	-	(17,005)	(1,675)	(17,005)
Interest expense - net	(14,803)	(19,521)	(29,746)	(41,567)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	2,576	(13,988)	(480)	(8,583)
INCOME TAX EXPENSE (BENEFIT)	2,844	(165)	5,173	1,139
NET INCOME (LOSS)	$(268)	$(13,823)	$(5,653)	$(9,722)

NET INCOME (LOSS) ATTRIBUTABLE TO:
Predecessor	$-	$768	$-	$4,858
Non-controlling interest	823	(8,517)	346	(8,506)
Edgen Group Inc.*	(1,091)	(6,074)	(5,999)	(6,074)

EARNINGS (LOSS) PER SHARE OF CLASS A COMMON STOCK ATTRIBUTABLE TO EDGEN GROUP INC.*:
Basic	$(0.06)	$(0.35)	$(0.33)	$(0.35)
Diluted	(0.06)	(0.35)	(0.33)	(0.35)

WEIGHTED AVERAGE SHARES OF CLASS A COMMON STOCK OUTSTANDING*:
Basic	17,994,965	17,213,423	17,975,282	17,213,423
Diluted	17,994,965	17,213,423	17,975,282	17,213,423

*Edgen Group Inc. did not have any assets or operations, nor did it have any common stock outstanding prior to the IPO and the Reorganization on May 2, 2012. Net income (loss) attributable to Edgen Group Inc., earnings (loss) per share of Class A common stock attributable to Edgen Group Inc. and weighted average shares of Class A common stock outstanding shown above for the prior year are for the period from May 2, 2012 to June 30, 2012.

See accompanying notes to unaudited condensed consolidated/combined consolidated financial statements.

EDGEN GROUP INC.

CONDENSED CONSOLIDATED/COMBINED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
NET INCOME (LOSS)	$(268)	$(13,823)	$(5,653)	$(9,722)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	135	(1,826)	(5,942)	812
COMPREHENSIVE INCOME (LOSS)	$(133)	$(15,649)	$(11,595)	$(8,910)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO:
Predecessor	$-	$2,165	$-	$8,893
Non-controlling interest	899	(10,372)	(3,002)	(10,361)
Edgen Group Inc.*	(1,032)	(7,442)	(8,593)	(7,442)

*Edgen Group Inc. did not have any assets or operations, nor did it have any common stock outstanding prior to the IPO and the Reorganization on May 2, 2012. Comprehensive income (loss) attributable to Edgen Group Inc. shown above for the prior year is for the period from May 2, 2012 to June 30, 2012.

See accompanying notes to unaudited condensed consolidated/combined consolidated financial statements.

EDGEN GROUP INC.

CONDENSED CONSOLIDATED/COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,653)	$(9,722)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	13,639	16,125
Amortization of deferred financing costs	1,197	2,681
Amortization of discount on long term debt	309	638
Non-cash accrual of interest on Seller Note	1,230	1,311
Loss on prepayment of debt	1,675	17,005
Equity-based compensation expense	1,690	4,405
Unrealized (gain) loss on derivative instruments	329	444
Allowance for doubtful accounts	124	243
Provision for inventory allowances and write downs	1,809	750
Deferred income tax benefit	(866)	(1,100)
(Gain) loss on foreign currency transactions	524	544
(Gain) loss on sale of property, plant and equipment	4	28
Changes in operating assets and liabilities:
Accounts receivable	31,388	(13,900)
Inventory	(3,774)	(72,719)
Income tax receivable	(514)	(1,255)
Prepaid expenses and other current assets	(5,663)	459
Accounts payable	(42,550)	(4,623)
Accrued expenses, other current liabilities and deferred revenue	(8,173)	(753)
Income tax payable	661	426
Other	(124)	(351)
Net cash provided by (used in) operating activities	$(12,738)	$(59,364)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,400)	(2,031)
Proceeds from the sale of property, plant and equipment	37	37
Net cash provided by (used in) investing activities	$(1,363)	$(1,994)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of portion of Seller Note	(16,541)	(10,745)
Repayment of BL term loan	-	(125,322)
Other principal payments on long term debt and capital lease	(1,453)	(174)
Gross proceeds from issuance of Class A common stock in initial public offering	-	153,862
Deferred initial public offering costs	-	(4,574)
Deferred financing costs	-	(356)
Proceeds from stock options exercised	127	-
Distributions to owners of Predecessor	-	(8,605)
Distributions to non-controlling interests	(15,323)	-
Proceeds from revolving credit facilities	302,925	404,771
Payments to revolving credit facilities	(273,313)	(349,840)
Managed cash overdraft	1,720	1,017
Net cash provided by (used in) financing activities	$(1,858)	$60,034
Effect of exchange rate changes on cash and cash equivalents	(508)	454
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(16,467)	$(870)
CASH AND CASH EQUIVALENTS - beginning of period	$29,729	$26,269
CASH AND CASH EQUIVALENTS - end of period	$13,262	$25,399

See accompanying notes to unaudited condensed consolidated/combined consolidated financial statements.

EDGEN GROUP INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

We are a leading global distributor of specialty products to the energy sector, including steel pipe, valves, quenched and tempered and high yield heavy plate, and related components, primarily focusing on serving customers that operate in the upstream (conventional and unconventional oil and natural gas exploration, drilling and production in both onshore and offshore environments), midstream (gathering, processing, fractionation, transportation and storage of oil and natural gas) and downstream (refining and petrochemical applications) end-markets for oil and natural gas. We also serve power generation, civil construction and mining end-markets, which have a similar need for specialized steel and specialty products. As of June 30, 2013, we had operations in thirteen countries and sales representative offices in three additional countries. Our corporate headquarters is located in Baton Rouge, Louisiana.

We were incorporated in December 2011 as a Delaware corporation to serve as the issuer in an initial public offering (“IPO”) and as the ultimate parent company of our operating subsidiaries, Edgen Murray Corporation (“EMC”) and its subsidiaries and Bourland & Leverich Supply Co. LLC (“B&L”). We own and control these operating subsidiaries through our approximately 44% economic interest in, and our 100% voting control of, our consolidated subsidiary, EDG Holdco LLC (“EDG LLC”), which indirectly owns 100% of, and controls, EMC and B&L. We completed the IPO on May 2, 2012. Immediately prior to the consummation of the IPO, we effected a reorganization of our business (the “Reorganization”), as a result of which we became the parent holding company of the historical businesses of Edgen Murray II, L.P. (“EM II LP”) and Bourland & Leverich Holdings LLC (“B&L Holdings”). We have consolidated the financial results of these businesses with our own. The Reorganization was accounted for as a transaction between entities under common control, as we, EM II LP, B&L Holdings, EDG LLC and B&L have been since July 2010, and continue to be, under the collective common control of affiliates of Jefferies Capital Partners (“JCP”).

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated/combined consolidated financial statements of Edgen Group Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The information in this Quarterly Report on Form 10-Q (“Form 10-Q”) should be read in conjunction with Management’s Discussion and Analysis and the combined consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, the accompanying condensed consolidated/combined consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. Where appropriate, we have reclassified the prior year financial statements to conform to current year presentation. Interim results are not necessarily indicative of results for any other interim period or for a full year.

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

Recently Adopted

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update to existing guidance on the presentation of comprehensive income requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income (AOCI) by component. For significant items reclassified out of AOCI to net income in their entirety during the reporting period, companies must report the effect on the line items in the financial statement where net income is presented. For significant items not reclassified to net income in their entirety during the period, companies must provide cross references in the notes to other disclosures that already provide information about those amounts. We adopted this update effective January 1, 2013 and it did not have a material impact on our condensed consolidated/combined consolidated financial statements.

Recently Issued

In July 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. ASU 2013-10 permits the use of the Fed Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes and also removes the restriction on using different benchmark rates for similar hedges. ASU 2013-10 is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We do not expect the adoption of ASU 2013-10 to have a material impact on our financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 clarifies the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. We do not expect the adoption of ASU 2013-11 to have a material impact on our financial position, results of operations or cash flows.

3. Supplemental Cash Flow Information

Supplemental cash flow information for the six months ended June 30, 2013 and 2012 is presented below:

	Six months ended June 30,
(in millions)	2013	2012
Interest paid	$32.4	$36.6
Income taxes paid	8.1	4.1
Income tax refunds received	-	0.8

Non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable	$0.6	$0.1
Increase in capital lease obligation	0.7	-
Potential earnouts associated with acquisitions	0.7	-

4. Intangible Assets

The following table summarizes our intangible assets at the dates indicated:

	Customer Relationships			Noncompete Agreements			Sales Backlog			Tradenames and Trademarks
(in millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Total
Balance at December 31, 2012	$249.0	$(116.6)	$132.4	$24.2	$(21.7)	$2.5	$12.3	$(10.0)	$2.3	$21.7	$158.9
Amortization	-	(7.9)	(7.9)	-	(1.6)	(1.6)	-	(1.5)	(1.5)	-	(11.0)
Effect of foreign currency translation	(3.8)	3.2	(0.6)	-	-	-	(0.4)	0.3	(0.1)	(0.5)	(1.2)
Balance at June 30, 2013	$245.2	$(121.3)	$123.9	$24.2	$(23.3)	$0.9	$11.9	$(11.2)	$0.7	$21.2	$146.7

5. Goodwill

The following table reflects the changes in the carrying value of goodwill for the periods indicated:

(in millions)	Total
Balance at December 31, 2012	$36.6
Effects of foreign currency	(2.2)
Adjustments related to acquisitions	0.7
Balance at June 30, 2013	$35.1

6. Debt Obligations

Our credit arrangements, long term debt and capital lease obligations consisted of the following at the dates indicated:

(in millions)	June 30, 2013	December 31, 2012
$540.0 million 8.75% 2020 Notes, net of discount of $3.6 million and $3.8 million at June 30, 2013 and December 31, 2012, respectively; due November 1, 2020	$536.4	$536.2
$375.0 million Global Credit Agreement; due December 20, 2017	86.4	56.9
Note payable to former owner of B&L's business ("Seller Note"), net of discount of $2.2 million and $4.0 million at June 30, 2013 and December 31, 2012, respectively, interest accrues at 8.0% compounding annually; due August 19, 2019	26.4	43.7
$7.0 million Singapore warehouse loan, interest accrues at a margin rate of 2.00% plus SIBOR; due November 28, 2015	5.6	6.8
Capital lease	18.0	18.7
Total debt and capital lease obligations	672.8	662.3
Less: current maturities of debt and capital lease	(2.9)	(2.8)
Long term debt and capital lease	$669.9	$659.5

Other than as disclosed below, there have been no significant changes in the terms or amounts of our consolidated debt obligations since those reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

During the three months ended March 31, 2013, we made a partial repayment of $20.0 million on the Seller Note, including $16.5 million of the principal balance and $3.5 million of the accrued interest outstanding. In connection with this repayment, we expensed $1.7 million of unamortized discount, which is classified as loss on prepayment of debt within our condensed consolidated/combined consolidated statement of operations for the six months ended June 30, 2013. At June 30, 2013, the remaining principal, accrued interest and unamortized discount associated with the Seller Note were $20.5 million, $5.9 million and $2.2 million, respectively.

Borrowings under our Revolving Credit Facilities

At June 30, 2013, utilization and availability under our revolving credit facilities was as follows:

								Total
	Global Credit Agreement							revolving
(in millions)	US Borrowers		Canadian Borrower	Singapore Borrower	UK Borrowers	Total	EM FZE facility	credit facilities
Total borrowing base at June 30, 2013	$256.5		$10.0	$15.4	$30.7	$312.6	$5.0	$317.6
Less: cash borrowings	(78.4)		(8.0)	-	-	(86.4)	-	(86.4)
Less: trade finance instruments	(14.8)	(a)	-	(3.4)	(2.4)	(20.6)	(1.2)	(21.8)
Net availability at June 30, 2013	$163.3		$2.0	$12.0	$28.3	$205.6	$3.8	$209.4

(a) Includes a $5.0 million letter of credit that expires on August 31, 2013 which supports the credit facility utilized by our Dubai subsidiary, Edgen Murray FZE (the “EM FZE facility”).

During the three and six months ended June 30, 2013, our weighted average interest rates paid for cash borrowings under our Global Credit Agreement were 3.8% and 4.0%, respectively. Our EM FZE facility did not have any cash borrowings during the three or six months ended June 30, 2013. During the three and six months ended June 30, 2012, our weighted average interest rates paid for cash borrowings ranged from 4.5% to 4.7% and 4.5% to 4.6%, respectively, under our previously existing revolving credit facilities. Our EM FZE facility did not have any cash borrowings during the three months ended June 30, 2012, and the weighted average interest rate for the six months ended June 30, 2012 was 2.3%.

Third Party Guarantees

In the normal course of business, we may provide performance guarantees directly to third parties on behalf of our subsidiaries.

At June 30, 2013 and December 31, 2012, we had the following outstanding guarantees:

(in millions)	June 30, 2013	December 31, 2012
Maximum potential obligations (undiscounted)	$37.0	$22.5
Guaranteed commitments outstanding	17.0	9.6

Additionally, at June 30, 2013 and December 31, 2012, we had the following trade finance instruments which have been cash collateralized and included in prepaid expenses and other assets in our condensed consolidated balance sheets:

(in millions)	June 30, 2013	December 31, 2012
Trade finance instruments - cash collateralized	$0.9	$1.0

7. Supplemental Disclosure to Earnings (Loss) per Share

We calculate basic earnings per share by dividing the earnings attributable to Edgen Group Inc. by the weighted average number of shares of Class A common stock outstanding during each period, which includes Class A common stock issued in connection with equity offerings, restricted stock that has vested and shares that have been purchased through the exercise of vested stock options. Diluted earnings per share amounts include the dilutive effect of stock options (using the treasury stock method as prescribed by GAAP) and other stock awards granted to employees under the Edgen Group Inc. 2012 Omnibus Incentive Plan (the “2012 Plan”).

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

The table below presents the weighted-average shares that were excluded from our dilutive earnings (loss) per share calculation due to their anti-dilutive nature for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Class A unvested restricted shares	963,167	311,317	934,734	311,317
Class A options (vested and unvested)	1,599,438	1,723,981	1,620,074	1,723,981
Total anti-dilutive shares	2,562,605	2,035,298	2,554,808	2,035,298

Edgen Group Inc. did not have any assets or operations, nor did it have any common stock outstanding prior to the IPO and the Reorganization on May 2, 2012. As such, the anti-dilutive shares shown above for both periods of 2012 are for the period from May 2, 2012 to June 30, 2012.

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

Tax Receivable Agreement

During the three months ended March 31, 2013, we incurred a charge associated with Bourland and Leverich Supply Co. LLC’s (“B&L Supply”) cash redemption of EMC’s interest in B&L Supply. As part of the redemption, we became contingently obligated under our Tax Receivable Agreement with EM II LP to pay 85% of any realized cash tax savings that we receive over the next fifteen years, which was estimated to be $2.3 million at June 30, 2013. This amount is reflected in other income (expense) in the accompanying condensed consolidated/combined consolidated statements of operations for the six months ended June 30, 2013 and in other long-term liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2013.

9. Segment Information

We have two reportable segments: E&I and OCTG. Certain overhead operating expenses of our non-trading entities, including EM Holdings, EDG LLC and Edgen Group, are not allocated to the segments, but are included in Corporate.

The E&I segment, which is branded under the “Edgen Murray” name, serves customers in the Americas, Europe/Middle East/Africa and Asia Pacific regions distributing pipe, plate, valves and related components to upstream, midstream, downstream and select power generation, civil construction and mining customers across more than 35 global locations.

The OCTG segment, which is branded under the “Bourland & Leverich” name, provides oil country tubular goods, including tubing and casing, to the upstream conventional and unconventional onshore drilling end-market in the U.S. through nine customer sales and service locations and over 50 third-party owned distribution facilities.

Our Chairman, President and Chief Executive Officer evaluates segment performance based on net income (loss) before income taxes, interest expense and depreciation and amortization expense. We account for sales between segments at an agreed arms-length margin between segment management.

The following tables present the financial information for each reportable segment. The prior period information related to the combined results of the Predecessor has been recast to conform to our change in segments made in connection with the IPO and the Reorganization:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Net sales:
E&I	$218.5	$255.4	$419.7	$533.0
OCTG	213.1	241.1	418.3	469.3
Intersegment net sales	-	-	(0.3)	-
Total net sales	$431.6	$496.5	$837.7	$1,002.3

Intersegment net sales:
E&I	$-	$-	$0.3	$-
OCTG	-	-	-	-
Total intersegment net sales	$-	$-	$0.3	$-

Selling, general and administrative expense:
E&I	$19.9	$17.6	$39.1	$33.2
OCTG	3.5	7.1	7.0	10.8
Corporate	4.2	3.7	8.3	7.4
Total selling, general and administrative expense	$27.6	$28.4	$54.4	$51.4

Depreciation:
E&I	$1.3	$1.3	$2.6	$2.6
OCTG	-	-	-	-
Corporate	-	-	-	-
Total depreciation	$1.3	$1.3	$2.6	$2.6

Amortization:
E&I	$1.6	$3.0	$3.8	$6.3
OCTG	3.6	3.6	7.2	7.2
Corporate	-	-	-
Total amortization	$5.2	$6.6	$11.0	$13.5

Income (loss) from operations:
E&I	$9.3	$13.2	$15.7	$30.5
OCTG	12.2	12.9	25.6	26.4
Corporate	(4.2)	(3.7)	(8.3)	(7.4)
Total income (loss) from operations	$17.3	$22.4	$33.0	$49.5

(in millions)	June 30, 2013	December 31, 2012
Assets:
E&I	$544.0	$584.0
OCTG	355.3	373.1
Corporate	2.9	4.0
Total assets	$902.2	$961.1

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

Currency Exchange Rate Risk

Transactions hedged by us include forecasted purchase commitments. The total notional amount of outstanding forward contracts not designated as hedging instruments at June 30, 2013 and December 31, 2012 was $42.8 million and $38.9 million, respectively.

As of June 30, 2013 and December 31, 2012, we did not have derivatives designated as hedging instruments. The following table provides a balance sheet overview of our derivatives not designated as hedging instruments at the dates indicated:

	Asset derivatives				Liability derivatives
	June 30, 2013		December 31, 2012		June 30, 2013		December 31, 2012
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives not designated as hedging instruments:
Forward contracts	Other current assets	$-	Other current assets	$0.2	Accrued expenses and other current liabilities	$0.1	Accrued expenses and other current liabilities	$-

The following table discloses the impact of derivative instruments not designated as hedging instruments on our condensed consolidated/combined consolidated statements of operations:

		Recognized gain (loss) in income
(in millions)		Three months ended June 30,		Six months ended June 30,
Derivatives not designated as hedging instruments	Location of loss recognized in income	2013	2012	2013	2012
Forward contracts	Selling, general and administrative expense	$(0.3)	$(0.4)	$0.1	$(0.1)

At June 30, 2013 and December 31, 2012, the cumulative effect of currency translation adjustments was a loss of $27.8 million and $21.9 million, respectively, and is the sole component of accumulated other comprehensive loss on our condensed consolidated balance sheets. Of this amount at June 30, 2013, $15.9 million was allocated to non-controlling interest and the remaining $11.9 million was classified within accumulated other comprehensive loss. Of this amount at December 31, 2012, $12.6 million was allocated to non-controlling interest and the remaining $9.3 million was classified within accumulated other comprehensive loss. Currency translation adjustments are the result of the translation of our foreign subsidiaries’ financial statements that have a functional currency other than the U.S. dollar.

Interest Rate Risk

Our variable interest rate risk is limited to cash borrowings under our credit facilities which are subject to interest rates that fluctuate with market rates. This risk is partially mitigated due to the short-term nature of these borrowings. There were no interest rate derivatives outstanding at June 30, 2013 and December 31, 2012.

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

Our financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013				December 31, 2012
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Forward contracts	$-	$-	$-	$-	$-	$0.2	$-	$0.2
Financial liabilities:
Forward contracts	$-	$0.1	$-	$0.1	$-	$-	$-	$-

Forward contracts are valued using broker quotations or market transactions in either the listed or over-the counter markets. Management performs procedures to validate the information obtained from the broker quotations in calculating the ultimate fair values. As such, these derivative instruments are classified within Level 2.

The comparison of carrying value and estimated fair value of certain financial instruments are presented below:

	June 30, 2013		December 31, 2012
(in millions)	Carrying value	Fair value	Carrying value	Fair value
2020 Notes	$536.4	$539.3	$536.2	$538.3

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

12. Related Party Transactions

An employee pension fund of the ultimate parent company of one of our customers has an equity interest in EM II LP and B&L Holdings. Net sales to this customer for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Net sales to related party	$13.9	$13.2	$21.8	$26.5

Accounts receivable due from this customer included in accounts receivable on our condensed consolidated balance sheets at June 30, 2013 and December 31, 2012 were as follows:

(in millions)	June 30, 2013	December 31, 2012
Accounts receivable from related party	$13.9	$11.8

Transactions with EM II LP

We currently have two outstanding loans with EM II LP, one of our Class B stockholders, totaling $1.6 million and accruing interest at 0.21% per annum and 0.24% per annum, respectively. The loans are classified within accrued expenses and other current liabilities on our condensed consolidated balance sheets.

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

Overview of Business

We are a leading global distributor of specialty products to the energy sector, including steel pipe, valves, quenched and tempered and high yield heavy plate, and related components. We manage our business in two reportable segments: Energy & Infrastructure (“E&I”) and Oil Country Tubular Goods (“OCTG”), while primarily focusing on serving customers that operate in the upstream (conventional and unconventional oil and natural gas exploration, drilling and production in both onshore and offshore environments), midstream (gathering, processing, fractionation, transportation and storage of oil and natural gas) and downstream (refining and petrochemical applications) end-markets for oil and natural gas. We also serve power generation, civil construction and mining end-markets, which have a similar need for specialized steel and specialty products. As of June 30, 2013, we had operations in thirteen countries and sales representative offices in three additional countries, with our headquarters located in Baton Rouge, Louisiana. The following map shows our geographic footprint:

Our business is highly dependent on conditions in the energy industry and, in particular, our customers’ willingness to make capital and operating expenditures for oil and natural gas infrastructure and exploration. We believe that worldwide demand for oil and natural gas and its impact on oil and natural gas prices are key indicators for our business, as our customers take those factors into consideration when making their capital and maintenance spending decisions. We also believe that the land-based rig count in North America is an additional key indicator, as it impacts business conditions related to our OCTG business.

Markets

E&I. Global economic uncertainty continued to impact our customers’ willingness to release orders during the six months ended June 30, 2013 and resulted in project award delays, particularly from upstream offshore jack up rig construction. Since late 2012, short supplier lead times have resulted in our customers taking a “wait and see’ attitude and seeking additional price concessions. However, we did see improved bid activity during the three months ended June 30, 2013, and the overall rate of new sales orders received increased slightly, but with deliveries scheduled for late 2013 and early 2014.

OCTG. Prices for North American oil country tubular goods continued to decline during the six months ended June 30, 2013, primarily due to excess U.S. steel-manufacturing capacity and increased imports. In the short term, we do not expect significant price improvements until there is a better balance between demand, U.S. mill capacity and import levels.

On July 2, 2013, nine U.S. manufacturers of oil country tubular goods filed an anti-dumping trade case against nine foreign countries claiming they had been harmed by unfair trade practices. Although the ultimate outcome of this case is unpredictable, a favorable ruling for the U.S. manufacturers could result in improved pricing for oil country tubular goods and a decrease in overall available supply.

Results of Operations

The following tables provide period-to-period comparisons of financial results and are not necessarily indicative of future results. “NM” means not meaningful.

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Net sales

	Three months ended June 30,
(in millions, except percentages)	2013	2012	$ Change	% Change
E&I	$218.5	$255.4	$(36.9)	(14%	)
OCTG	213.1	241.1	(28.0)	(12%	)
Eliminations	-	-	-	NM
Total net sales	$431.6	$496.5	$(64.9)	(13%	)

E&I. The decrease in net sales for the three months ended June 30, 2013 as compared to the same period in 2012 was the result of lower volumes and a weak pricing environment in North America, which was partially offset by a favorable mix of products sold as well as the impact of the operating results of our 2012 acquisitions. During the three months ended June 30, 2013, sales volume declines were concentrated primarily within the midstream and upstream end-markets in North America, as many customers continued to absorb materials purchased in 2012 for projects that are currently being completed. Additionally, both of these end markets began the current three-months ended with sales backlog levels that were approximately 50% lower than the same period in 2012. Partially offsetting the declines experienced in North America were increased net sales in the upstream end-market for our EMEA region, which, despite a competitive pricing environment, has been positively impacted by our 2012 acquisitions as well as organic growth resulting from strategic investments in personnel and locations.

OCTG. Our results for the three months ended June 30, 2013 continued to be impacted by unfavorable market conditions, including an 11% decline in average U.S land-based drilling rig counts (as measured by Baker Hughes Incorporated at www.bakerhughes.com) quarter over quarter and limited pricing opportunities, as the supply of oil country tubular goods from excess mill capacity and increased imports continued to outpace demand. Our net sales decreased for the three months ended June 30, 2013 as compared to the same period in 2012 as a result of this pricing pressure, which caused our average selling price to be approximately 10% below the prior year period. Partially offsetting this decrease was a slight increase in sales volumes. We believe that we were successful in increasing our volumes in a declining market due, in part, to the successful renewal of our key customer drilling programs.

Income (loss) from operations

	Three months ended June 30,
(in millions, except percentages)	2013	2012	$ Change	% Change
E&I	$9.3	$13.2	$(3.9)	(30%	)
OCTG	12.2	12.9	(0.7)	(5%	)
Corporate	(4.2)	(3.7)	(0.5)	14%
Total income (loss) from operations	$17.3	$22.4	$(5.1)	(23%	)

E&I. The decline in income from operations for our E&I segment for the three months ended June 30, 2013 as compared to the same period in 2012 was primarily the result of the decrease in net sales described above and, to a lesser extent, an increase in selling, general and administrative (“SG&A”) expenses, which were partially offset by improved profitability of the products sold and a decrease in amortization expense.

During 2013, we have continued to invest in the future growth potential of Edgen Group Inc. As a result, our SG&A increased $0.8 million for the three months ended June 30, 2013 from the same period in 2012 due to opening new offices in Europe and a distribution center in south Texas to assist future growth potential for our products and services. Current period SG&A expense was also impacted by the inclusion of $1.8 million of operating expenses related to our 2012 acquisitions.

OCTG. The decline in income from operations for our OCTG segment during the three months ended June 30, 2013 as compared to the same period in 2012 was primarily related to the decrease in sales prices, as noted above, partially offset by a $3.0 million SG&A charge in 2012 associated with vesting period acceleration for certain equity-based awards previously granted to segment employees that did not reoccur in the current period.

Corporate. Corporate loss from operations increased during the three months ended June 30, 2013 compared to the same period in 2012 primarily due to increased equity-based compensation expense and higher accounting, legal and audit fees.

Other income (expense)

	Three months ended June 30,
(in millions, except percentages)	2013	2012	$ Change	% Change
Other income (expense) - net	$-	$0.2	$(0.2)	(100%	)
Loss on prepayment of debt	-	(17.0)	17.0	NM
Interest expense - net	(14.8)	(19.5)	4.7	(24%	)
Income tax expense (benefit)	2.9	(0.2)	3.1	1,550%

Loss on prepayment of debt

During the three months ended June 30, 2012, we incurred a loss related to our early repayment of the BL term loan debt and partial repayment of the Seller Note; we extinguished this debt with a portion of the IPO net proceeds.

Interest expense – net

The decrease in interest expense is primarily due to lower interest rates during the three months ended June 30, 2013 as compared to the same period in 2012 as a result of debt repayments and refinancings completed during 2012.

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

The income tax expense for the three months ended June 30, 2013 reflects taxable income at an annualized estimated effective tax rate of approximately 17%. Prior to the IPO and Reorganization, we did not incur tax on the income earned by the subsidiary that comprises our OCTG segment because that subsidiary was a pass-through entity for income tax purposes. As a result of the Reorganization, we now incur tax expense as a result of our allocation of the OCTG segment’s income. Additionally, we did not recognize a tax benefit for taxable losses generated in our E&I segment by our U.S. operations during the three months ended June 30, 2013 and 2012 due to a valuation allowance that has been established against any tax benefits related to these taxable losses. As a result, any tax benefits from our E&I segment's U.S. operations were excluded in deriving our estimated annual effective tax rate for the three months ended June 30, 2013.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Net sales

	Six months ended June 30,
(in millions, except percentages)	2013	2012	$ Change	% Change
E&I	$419.7	$533.0	$(113.3)	(21%	)
OCTG	418.3	469.3	(51.0)	(11%	)
Eliminations	(0.3)	-	(0.3)	NM
Total net sales	$837.7	$1,002.3	$(164.6)	(16%	)

E&I. The decrease in sales for the six months ended June 30, 2013 as compared to the same period in 2012 was primarily related to volume declines around our carbon pipe materials commonly used in midstream gathering applications and continued delays in project awards within the upstream end-market for North America. Both the midstream and upstream end-markets had significantly lower backlog levels entering 2013 as compared to the same period in 2012, which also contributed to the net sales decline. Partially offsetting these decreases were increased sales volumes in the upstream end-market in our EMEA region, which was positively impacted by our 2012 acquisitions as well as by organic growth resulting from strategic investments in personnel and locations.

OCTG. The decline in sales for the six months ended June 30, 2013 as compared to the same period in 2012 was primarily the result of an approximate 10% decline in our average selling price. Despite an overall decrease of 12% in the average U.S. land-based drilling rig count (as measured by Baker Hughes Incorporated at www.bakerhughes.com) period over period, we successfully maintained our volumes during the six months ended June 30, 2013, primarily due to our success at renewing our key customer drilling programs.

Income (loss) from operations

	Six months ended June 30,
(in millions, except percentages)	2013	2012	$ Change	% Change
E&I	$15.7	$30.5	$(14.8)	(49%	)
OCTG	25.6	26.4	(0.8)	(3%	)
Corporate	(8.3)	(7.4)	(0.9)	12%
Total income (loss) from operations	$33.0	$49.5	$(16.5)	(33%	)

E&I. Income from operations for our E&I segment for the six months ended June 30, 2013 decreased from the same period in 2012 primarily due to the decrease in net sales described above and, to a lesser extent, an increase in selling, general and administrative (“SG&A”) expenses, which were partially offset by a decrease in amortization expense during the period, as certain previously acquired intangible assets were fully amortized during 2012.

As discussed above, during 2013, we have continued to invest in our future growth potential. As a result, our SG&A increased $1.2 million for the six months ended June 30, 2013 from the same period in 2012 due to opening new offices in Europe and a distribution center in south Texas to assist future growth potential for our products and services. Current period SG&A expense was also impacted by the inclusion of $3.5 million of operating expenses related to our 2012 acquisitions.

OCTG. The decline in income from operations for our OCTG segment for the six months ended June 30, 2013 as compared to the same period in 2012 was primarily related to the decrease in net sales noted above, partially offset by a $3.0 million 2012 SG&A charge associated with the acceleration of the vesting period for certain equity-based awards previously granted to segment employees that did not reoccur in the current six-month period.

Corporate. Corporate loss from operations increased during the six months ended June 30, 2013 compared to the same period in 2012 primarily due to increased equity-based compensation expense and higher accounting, legal and audit fees.

Other income (expense)

	Six months ended June 30,
(in millions, except percentages)	2013	2012	$ Change	% Change
Other income (expense) - net	$(2.1)	$0.5	$(2.6)	520%
Loss on prepayment of debt	(1.7)	(17.0)	15.3	(90%	)
Interest expense - net	(29.8)	(41.6)	11.8	(28%	)
Income tax expense (benefit)	5.2	1.1	4.1	373%

Other income (expense) – net

During the six months ended June 30, 2013, we incurred a charge associated with B&L Supply’s cash redemption of EMC’s interest in B&L Supply. As part of the redemption, we became obligated under our Tax Receivable Agreement with EM II LP to pay 85% of any realized cash tax savings that we may receive over the next fifteen years, which was estimated to be $2.3 million at June 30, 2013.

Loss on prepayment of debt

Loss on prepayment of debt for the six months ended June 30, 2013 related to a partial prepayment of the Seller Note in January 2013. Loss on prepayment of debt for the six months ended June 30, 2012 related to our early repayment of the BL term loan debt and partial repayment of the Seller Note; we extinguished this debt with a portion of the IPO net proceeds.

Interest expense – net

The decrease in interest expense is primarily due to lower interest rates during the six months ended June 30, 2013 as compared to the same period in 2012 as a result of debt repayments and refinancing completed during 2012.

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

The income tax expense for the six months ended June 30, 2013 reflects taxable income at an annualized estimated effective tax rate of approximately 17%. Prior to the IPO and Reorganization, we did not incur tax on the income earned by the subsidiary that comprises our OCTG segment because that subsidiary was a pass-through entity for income tax purposes. As a result of the Reorganization, we now incur tax expense as a result of our allocation of the OCTG segment’s income. Additionally, we did not recognize a tax benefit for taxable losses generated in our E&I segment by our U.S. operations during the six months ended June 30, 2013 and 2012 due to a valuation allowance that has been established against any tax benefits related to these taxable losses. As a result, any tax benefits from our E&I segment's U.S. operations were excluded in deriving our estimated annual effective tax rate for the six months ended June 30, 2013.

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

We believe that the line item on our condensed consolidated/combined consolidated statements of operations entitled “net income (loss)” is the most directly comparable GAAP measure to EBITDA and adjusted EBITDA. A reconciliation of EBITDA and adjusted EBITDA to net income (loss) for the three and six months ended June 30, 2013 and 2012 is shown below:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Net income (loss)	$(0.3)	$(13.8)	$(5.7)	$(9.7)
Income taxes expense (benefit)	2.9	(0.2)	5.2	1.1
Interest expense - net	14.8	19.5	29.8	41.6
Depreciation and amortization expense	6.5	7.9	13.6	16.1
EBITDA	$23.9	$13.4	$42.9	$49.1
Loss on prepayment of debt (1)	-	17.0	1.7	17.0
Charge associated with TRA obligation (2)	-	-	2.3	-
Equity-based compensation (3)	0.8	3.7	1.7	4.4
Adjusted EBITDA	$24.7	$34.1	$48.6	$70.5

(1)	Includes prepayment penalties and the expensing of previously deferred debt issuance costs and unamortized discounts associated with certain indebtedness repaid during the periods indicated.
(2)	Represents a non-cash charge associated with Bourland and Leverich Supply Co. LLC’s (“B&L Supply”) cash redemption of Edgen Murray Corporation’s (“EMC”) interest in B&L Supply.
(3)

Reflects non-cash compensation expense related to the issuance of equity-based awards, which includes $3.0 million for the three and six months ended June 30, 2012 representing a non-cash charge related to equity-based compensation expense associated with the acceleration of the vesting period for certain equity-based awards previously granted to certain employees within our OCTG segment.

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

Within our OCTG segment, we do not aggregate our expected sales to track sales backlog, as there is generally a minimal interval between securing an order and sales recognition.

The table below presents our sales backlog at the end of each period indicated:

(in millions)	June 30, 2013	December 31, 2012	June 30, 2012
E&I sales backlog	$274	$248	$405

Sales backlog for our E&I segment is primarily composed of sales orders related to: (1) the construction of offshore high performance multi-purpose platform, or jack-up, oil rigs and other offshore exploration and production infrastructure; (2) oil and natural gas gathering and storage systems; and (3) civil construction and mining.  Additionally, due to the nature of the projects included in our sales backlog at June 30, 2013 as compared to the projects included in our sales backlog at June 30, 2012, we expect that the realization of net sales from these projects will occur over a longer period of time due to the nature of the orders.

We view backlog as one indicator of short-term financial results, because our backlog generally ships to customers within twelve months of receiving an order. We do not consider backlog as a long-term indicator of our future growth. There can be no assurance that sales backlog will ultimately be realized as net sales or that we will earn a profit on any of our sales backlog.

Liquidity and Capital Resources

Overview

Typically, our principal sources of liquidity are the collection of our accounts receivable and borrowings made under our Global Credit Agreement. As of June 30, 2013, we had $13.3 million of unrestricted cash and cash equivalents on hand, $205.6 million of borrowing availability under our Global Credit Agreement and $3.8 million of borrowing availability under our EM FZE facility. Typically, our primary cash requirements include normal operating expenses, debt service requirements, tax distributions to non-controlling interests and funding of working capital, capital expenditures and business acquisitions. We expect to fund these needs as follows:

●	Operations and distributions to non-controlling interests. Cash flows from operations and/or from borrowings under our Global Credit Agreement;

●	Debt Service. Cash flows from operations, refinancing arrangements and/or issuances of additional equity and debt securities and

●	Business Acquisitions. Cash on hand, cash flows from operations, borrowings under our Global Credit Agreement and/or issuance of additional equity and debt securities.

Based on current market conditions, we believe that we will have sufficient liquidity, cash flows from operations and access to capital markets to fund future recurring operating and investing activities, to service our indebtedness, and to make payments under our tax receivable agreement; however, our ongoing ability to comply with our debt service requirements depends largely on the achievement of adequate levels of operating performance and cash flow. In the event our operating performance and cash flow was not adequate to service such debt service requirements, we would pursue various alternatives in an attempt to successfully resolve any cash shortfalls.

Additionally, as of June 30, 2013, approximately $10.4 million of our cash and cash equivalents were held outside the U.S. These balances held in foreign jurisdictions can be repatriated to the U.S.; however, they would be subject to federal income taxes, less applicable foreign tax credits. We have not provided U.S. income tax expense on earnings of our foreign subsidiaries, as we expect to reinvest the undistributed earnings indefinitely.

Cash Flows

The following table summarizes our cash flow for the periods indicated:

	Six months ended June 30,
(in millions)	2013	2012
Net cash provided by (used in) operating activities	$(12.7)	$(59.4)
Net cash provided by (used in) investing activities	(1.4)	(2.0)
Net cash provided by (used in) financing activities	(1.8)	60.0
Effect of exchange rate changes on cash and cash equivalents	(0.5)	0.5
Net change in cash and cash equivalents	(16.4)	(0.9)
Cash and cash equivalents - beginning of period	29.7	26.3
Cash and cash equivalents - end of period	$13.3	$25.4

Operating activities. Net cash used in operations decreased by $46.7 million primarily due to reduced working capital requirements during 2013 compared to 2012 as a result of reduced business activity.

Investing activities. The decrease in net cash used in investing activities relates to a decrease in our purchases of property, plant and equipment from 2012 to 2013.

Financing activities. The decrease of $61.8 million from 2012 to 2013 was primarily the result of proceeds that we received from our IPO during 2012 of $153.9 million, which were used to repay our BL term loan of $125.3 million. The remainder of the decline primarily related to a $25.3 million change in the total net proceeds used under our revolving credit facilities.

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

Seller Note

In August 2010, B&L Holdings issued a $50.0 million note to the former owner of B&L’s predecessor business (the “Seller Note”), with an original issue discount of $6.2 million. The Seller Note accrues interest at a base rate of 2.18% and a contingent rate of 5.82% for an aggregate interest rate of 8.0%, which compounds annually. A portion of the accrued interest equal to 37.5% of the base rate is due annually, while the remaining portion of accrued interest is added to the principal balance to be paid at maturity in August 2019. On January 28, 2013, we made a partial repayment of $20.0 million on the Seller Note, including $16.5 million of the principal balance and $3.5 million of the accrued interest outstanding. Additionally, as a result of this repayment, we expensed $1.7 million of unamortized discount, which is classified as loss on prepayment of debt within our condensed consolidated/combined consolidated statement of operations. As of June 30, 2013, the principal, accrued interest and unamortized discount of our Seller Note was $20.5 million, $5.9 million and $2.2 million, respectively.

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

Borrowings under our Revolving Credit Facilities

At June 30, 2013, utilization and availability under our revolving credit facilities was as follows:

	Global Credit Agreement							Total revolving
(in millions)	US Borrowers		Canadian Borrower	Singapore Borrower	UK Borrowers	Total	EM FZE facility	credit facilities
Total borrowing base at June 30, 2013	$256.5		$10.0	$15.4	$30.7	$312.6	$5.0	$317.6
Less: cash borrowings	(78.4)		(8.0)	-	-	(86.4)	-	(86.4)
Less: trade finance instruments	(14.8)	(a)	-	(3.4)	(2.4)	(20.6)	(1.2)	(21.8)
Net availability at June 30, 2013	$163.3		$2.0	$12.0	$28.3	$205.6	$3.8	$209.4

(a) Includes a $5.0 million letter of credit that expires on August 31, 2013 which supports the credit facility utilized by our Dubai subsidiary, Edgen Murray FZE (the “EM FZE facility”).

During the three and six months ended June 30, 2013, our weighted average interest rates paid for cash borrowings under our Global Credit Agreement were 3.8% and 4.0%, respectively. Our EM FZE facility did not have any cash borrowings during the three or six months ended June 30, 2013. During the three and six months ended June 30, 2012, our weighted average interest rates paid for cash borrowings ranged from 4.5% to 4.7% and 4.5% to 4.6%, respectively, under our previously existing revolving credit facilities. Our EM FZE facility did not have any cash borrowings during the three months ended June 30, 2012, and the weighted average interest rate for the six months ended June 30, 2012 was 2.3%.

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

At June 30, 2013 and December 31, 2012, we had the following outstanding guarantees:

(in millions)	June 30, 2013	December 31, 2012
Maximum potential obligations (undiscounted)	$37.0	$22.5
Guaranteed commitments outstanding	17.0	9.6

Additionally, at June 30, 2013 and December 31, 2012, we had the following trade finance instruments which have been cash collateralized and included in prepaid expenses and other assets in our condensed consolidated balance sheets:

(in millions)	June 30, 2013	December 31, 2012
Trade finance instruments - cash collateralized	$0.9	$1.0

Customer and Supplier Concentration

Our ten largest customers and ten largest suppliers represented the following percentages of our net sales and product purchases for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Top 10 customers as a percentage of net sales	34%	37%	32%	34%
Top 10 suppliers as a percentage of product purchases	54%	67%	56%	67%

No one customer accounted for more than 10% of our net sales during the periods presented.

During the three and six months ended June 30, 2013 and 2012, our largest supplier accounted for the following percentages of our total purchases:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Percentage of total purchases derived from single largest supplier	27%	28%	27%	27%

Our OCTG segment was responsible for all purchases from our largest supplier for the three and six months ended June 30, 2013 and 2012.

The upstream, midstream and downstream oil and natural gas industry continues to comprise the majority of our business. During the three and six months ended June 30, 2013 and 2012, we derived the following percentage of our net sales from customers in the upstream, midstream and downstream oil and natural gas industry:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Percentage of net sales derived from the upstream, midstream and downstream oil and natural gas industry	93%	94%	93%	93%

The table below presents the percentage of our net sales during the three and six months ended June 30, 2013 and 2012 that originated in subsidiaries outside of the U.S. These percentages do not reflect net sales originating in the U.S. that are delivered to customers outside of the U.S.:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Percentage of net sales originated outside of the U.S.	25%	15%	25%	18%

Critical Accounting Policies

The accounting policies and related estimates that we believe are the most critical to understanding our condensed consolidated/combined consolidated financial statements, financial condition and results of operations and those that require management judgment and assumptions or involve uncertainties are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to these critical accounting policies and related estimates during the three and six months ended June 30, 2013.

Recent Accounting Pronouncements

See Note 2 — Recent Accounting Pronouncements to our condensed consolidated/combined consolidated financial statements included in this Form 10-Q for additional information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of operations, we are exposed to market risks arising from adverse changes in interest rates on our variable rate debt and foreign exchange rate risk related to our foreign operations and foreign currency transactions. Market risk is defined for these purposes as the potential change in the fair value of financial assets or liabilities resulting from an adverse movement in interest rates or foreign exchange rates. There have been no material changes to these market risks from that which was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. For a further discussion of our derivative instruments and their fair values, see Notes 10 – Derivatives and Other Financial Instruments and Note 11 – Fair Value Measurements and Financial Instruments to our unaudited condensed consolidated/combined consolidated financial statements included in this Form 10-Q.

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

In connection with the preparation of this Form 10-Q, as of June 30, 2013, under the supervision and with the participation of our senior management, including our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013, the end of the period covered by this Form 10-Q.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the three and six months ended June 30, 2013, that have materially impacted, or are reasonably likely to materially impact, our internal controls over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our senior management, including our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2013, the end of the period covered by this Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

As previously reported, at the 2013 Annual Meeting of Stockholders, in a non-binding advisory vote, a majority of the votes cast voted in favor of three years as the frequency with which the Company should hold future non-binding advisory votes on the compensation of the Company’s named executive officers. The Board has considered the outcome of this advisory vote and has determined that the Company will submit future non-binding advisory votes on executive compensation for consideration by stockholders every three years.

Item 6. Exhibits

All exhibits are set forth in the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEN GROUP INC.

Dated: August 9, 2013	/s/	Daniel J. O'Leary
Daniel J. O’Leary
Chairman, President and Chief Executive Officer

Dated: August 9, 2013	/s/	David L. Laxton, III
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