Form 10-Q
period 2013-09-30
Edgen Group Inc.
filed 2013-11-14
CIK 1537951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, is shown below as of November 12, 2013:

Class and Par Value	Number of Shares Outstanding
Class A common stock, $0.0001 par value	18,969,305
Class B common stock, $0.0001 par value	24,343,138

TABLE OF CONTENTS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS	2
PART I – FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets at September 30, 2013 (Unaudited) and December 31, 2012	3
Condensed Consolidated/Combined Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2013 and 2012	4
Condensed Consolidated/Combined Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the Three and Nine Months Ended September 30, 2013 and 2012	5
Condensed Consolidated/Combined Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2013 and 2012	6
Notes to the Condensed Consolidated/Combined Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures about Market Risk	26
Item 4. Controls and Procedures	26
PART II – OTHER INFORMATION	27
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	29
Item 4. Mine Safety Disclosures	29
Item 5. Other Information	29
Item 6. Exhibits	29
SIGNATURES	30
EXHIBIT INDEX	31

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words "may," "could," "would," "should," "believe," "expect," "anticipate," "plan," "estimate," "target," "project," "intend," "can," "continue," "potential," "predicts," "will" and the negative of these terms or other comparable terminology. These statements include, among others, statements regarding our expected business and market outlook, anticipated financial and operating results, including the realization of net sales from our sales backlog, our business strategy and means to implement the strategy, our objectives, industry trends, including statements regarding expected demand and product order levels, the amount of payments we may be required to make under our tax receivable agreements, the likelihood of our success in expanding our business, financing and refinancing plans, budgets, working capital needs, borrowing availability under our revolving credit agreement and other sources of liquidity and the satisfaction of the conditions to consummate our proposed acquisition by Sumitomo Corporation of America, including, among other things: (i) the risk that a condition precedent to closing of the proposed transaction may not be satisfied, (ii) our and Sumitomo’s ability to consummate the merger, (iii) the occurrence or non-occurrence, as the case may be, of any event, change or other circumstance that could give rise to the termination of the merger transaction, (iv) operating costs and business disruption as a result of the transaction with Sumitomo may be greater than expected, (v) our ability to retain and hire key personnel and maintain relationships with customers, suppliers and other business partners pending the consummation of the transaction with Sumitomo, and (vi) the outcome of any legal proceedings that have been or may be instituted against us and/or others relating to the transaction with Sumitomo.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EDGEN GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2013 (Unaudited)	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,627	$29,729
Accounts receivable, net of allowance for doubtful accounts of $2.8 million and $2.5 million	225,001	266,365
Inventory, net of provision of $7.6 million and $7.5 million	381,087	388,204
Income tax receivable	1,582	1,067
Deferred tax asset	14	8
Prepaid expenses and other current assets	11,386	7,574
Total current assets	632,697	692,947
PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF $45.0 MILLION AND $42.1 MILLION	45,480	46,834
GOODWILL	37,272	36,590
DEFERRED TAX ASSET	6,609	4,812
OTHER INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF $163.9 MILLION AND $148.3 MILLION	143,107	158,880
OTHER ASSETS	18,681	21,069
TOTAL ASSETS	$883,846	$961,132

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Managed cash overdrafts	$8,947	$4,593
Accounts payable	153,253	202,607
Income taxes payable	4,211	7,707
Deferred revenue	8,206	8,016
Accrued interest payable	20,075	9,866
Current portion of long term debt and capital lease obligations	2,917	2,822
Deferred tax liability	1,880	1,953
Accrued expenses and other current liabilities	24,023	29,298
Total current liabilities	223,512	266,862
DEFERRED TAX LIABILITY	4,870	5,314
OTHER LONG TERM LIABILITIES	3,269	3,109
REVOLVING CREDIT FACILITIES	95,476	56,894
LONG TERM DEBT AND CAPITAL LEASE	557,523	602,551
Total liabilities	884,650	934,730
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 40,000,000 shares authorized, none issued or outstanding	-	-
Class A common stock, $0.0001 par value, 435,656,862 shares authorized, 18,971,805 and 18,196,062 shares issued and outstanding	2	2
Class B common stock, $0.0001 par value, 24,343,138 shares authorized, issued and outstanding	2	2
Additional paid in capital	147,559	162,901
Retained earnings (deficit)	(60,641)	(49,685)
Accumulated other comprehensive income (loss)	(9,121)	(9,294)
Total stockholders' equity	77,801	103,926
NON-CONTROLLING INTEREST	(78,605)	(77,524)
Total equity (deficit)	(804)	26,402
TOTAL LIABILITIES AND EQUITY	$883,846	$961,132

 See accompanying notes to unaudited condensed consolidated/combined consolidated financial statements.

EDGEN GROUP INC.

CONDENSED CONSOLIDATED/COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except shares outstanding and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
NET SALES	$418,707	$534,624	$1,256,361	$1,536,953
OPERATING EXPENSES:
Cost of sales (exclusive of depreciation and amortization shown below)	371,992	469,932	1,108,583	1,355,186
Selling, general and administrative expense	30,467	25,171	84,867	76,606
Depreciation and amortization expense	6,023	7,905	19,661	24,031
Total operating expenses	408,482	503,008	1,213,111	1,455,823
INCOME (LOSS) FROM OPERATIONS	10,225	31,616	43,250	81,130
OTHER INCOME (EXPENSE):
Other income (expense) - net	286	(366)	(1,797)	109
Loss on prepayment of debt	(2,059)	-	(3,734)	(17,005)
Interest expense - net	(14,580)	(18,331)	(44,325)	(59,899)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	(6,128)	12,919	(6,606)	4,335
INCOME TAX EXPENSE (BENEFIT)	463	2,535	5,636	3,674
NET INCOME (LOSS)	$(6,591)	$10,384	$(12,242)	$661

NET INCOME (LOSS) ATTRIBUTABLE TO:
Predecessor	$-	$-	$-	$4,858
Non-controlling interest	(1,633)	6,498	(1,286)	(2,008)
Edgen Group Inc.*	(4,958)	3,886	(10,956)	(2,189)

EARNINGS (LOSS) PER SHARE OF CLASS A COMMON STOCK ATTRIBUTABLE TO EDGEN GROUP INC.*:
Basic	$(0.27)	$0.22	$(0.61)	$(0.12)
Diluted	(0.27)	0.21	(0.61)	(0.12)

WEIGHTED AVERAGE SHARES OF CLASS A COMMON STOCK OUTSTANDING*:
Basic	18,054,135	17,771,939	18,001,855	17,547,082
Diluted	18,054,135	18,182,524	18,001,855	17,547,082

*Edgen Group Inc. did not have any assets or operations, nor did it have any common stock outstanding prior to the IPO (described below) and the Reorganization (as described below) on May 2, 2012. Net income (loss) attributable to Edgen Group Inc., earnings (loss) per share of Class A common stock attributable to Edgen Group Inc. and weighted average shares of Class A common stock outstanding shown above for the nine months ended September 30, 2012 are for the period from May 2, 2012 to September 30, 2012.

See accompanying notes to unaudited condensed consolidated/combined consolidated financial statements.

EDGEN GROUP INC.

CONDENSED CONSOLIDATED/COMBINED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
NET INCOME (LOSS)	$(6,591)	$10,384	$(12,242)	$661
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	6,321	2,650	379	3,463
COMPREHENSIVE INCOME (LOSS)	$(270)	$13,034	$(11,863)	$4,124

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO:
Predecessor	$-	$-	$-	$8,893
Non-controlling interest	1,920	8,020	(1,081)	(2,341)
Edgen Group Inc.*	(2,190)	5,014	(10,782)	(2,428)

*Edgen Group Inc. did not have any assets or operations, nor did it have any common stock outstanding prior to the IPO and the Reorganization on May 2, 2012. Comprehensive income (loss) attributable to Edgen Group Inc. shown above for the nine months ended September 30, 2012 is for the period from May 2, 2012 to September 30, 2012.

See accompanying notes to unaudited condensed consolidated/combined consolidated financial statements.

EDGEN GROUP INC.

CONDENSED CONSOLIDATED/COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,242)	$661
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	19,661	24,031
Amortization of deferred financing costs	1,803	3,775
Amortization of discount on long term debt	454	954
Non-cash accrual of interest on Seller Note	-	2,207
Loss on prepayment of debt	3,734	17,005
Equity-based compensation expense	2,521	4,907
Unrealized (gain) loss on derivative instruments	499	(487)
Allowance for doubtful accounts	(357)	469
Provision for inventory allowances and write downs	3,150	1,125
Deferred income tax benefit	(2,241)	(1,889)
(Gain) loss on foreign currency transactions	628	785
(Gain) loss on sale of property, plant and equipment	(239)	(48)
Changes in operating assets and liabilities:
Accounts receivable	42,417	(40,869)
Inventory	3,826	(43,859)
Income tax receivable	(549)	(298)
Prepaid expenses and other current assets	(3,223)	(2,415)
Accounts payable	(50,746)	(24,452)
Accrued expenses, other current liabilities and deferred revenue	(2,805)	(2,254)
Income tax payable	(1,333)	2,154
Other	251	(816)
Net cash provided by (used in) operating activities	$5,209	$(59,314)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,859)	(3,130)
Proceeds from the sale of property, plant and equipment	496	113
Net cash provided by (used in) investing activities	$(1,363)	$(3,017)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Seller Note	(39,392)	(10,745)
Repayment of BL term loan	-	(125,322)
Other principal payments on long term debt and capital lease	(2,128)	(273)
Gross proceeds from issuance of Class A common stock in initial public offering	-	153,862
Deferred initial public offering costs	-	(4,574)
Deferred financing costs	(47)	(1,157)
Proceeds from stock options exercised	317	-
Payment of earnouts associated with acquisition	(2,854)	-
Distributions to owners of Predecessor	-	(8,605)
Distributions to non-controlling interests	(18,184)	(2,170)
Loan payable to EM II LP	-	950
Proceeds from revolving credit facilities	413,196	602,000
Payments to revolving credit facilities	(374,698)	(551,378)
Managed cash overdraft	4,351	1,329
Net cash provided by (used in) financing activities	$(19,439)	$53,917
Effect of exchange rate changes on cash and cash equivalents	(509)	1,302
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(16,102)	$(7,112)
CASH AND CASH EQUIVALENTS - beginning of period	$29,729	$26,269
CASH AND CASH EQUIVALENTS - end of period	$13,627	$19,157

See accompanying notes to unaudited condensed consolidated/combined consolidated financial statements.

EDGEN GROUP INC.

NOTES TO CONDENSED CONSOLIDATED/COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

We are a leading global distributor of specialty products to the energy sector, including steel pipe, valves, quenched and tempered and high yield heavy plate, and related components, primarily focusing on serving customers that operate in the upstream (conventional and unconventional oil and natural gas exploration, drilling and production in both onshore and offshore environments), midstream (gathering, processing, fractionation, transportation and storage of oil and natural gas) and downstream (refining and petrochemical applications) end-markets for oil and natural gas. We also serve power generation, civil construction and mining end-markets, which have a similar need for specialized steel and specialty products. As of September 30, 2013, we had operations in eighteen countries and on five continents, with our corporate headquarters located in Baton Rouge, Louisiana.

We were incorporated in December 2011 as a Delaware corporation to serve as the issuer in an initial public offering (“IPO”) and as the ultimate parent company of our operating subsidiaries, Edgen Murray Corporation (“EMC”) and its subsidiaries and Bourland & Leverich Supply Co. LLC (“B&L”). We own and control these operating subsidiaries through our approximately 44% economic interest in, and our 100% voting control of, our consolidated subsidiary, EDG Holdco LLC (“EDG LLC”), which indirectly owns 100% of, and controls, EMC and B&L. We completed the IPO on May 2, 2012. Immediately prior to the consummation of the IPO, we effected a reorganization of our business (the “Reorganization”), as a result of which we became the parent holding company of the historical businesses of Edgen Murray II, L.P. (“EM II LP”) and Bourland & Leverich Holdings LLC (“B&L Holdings”). We have consolidated the financial results of these businesses with our own. The Reorganization was accounted for as a transaction between entities under common control, as we, EM II LP, B&L Holdings, EDG LLC and B&L have been since July 2010, and continue to be, under the collective common control of affiliates of Jefferies Capital Partners (“JCP”), which affiliates own approximately 56% of the economic interest in EDG LLC and approximately 56% of the outstanding Voting Stock (as described below) through their 24,343,138 shares of Class B common stock par value $0.0001 per share (“Class B common stock”).

Pending Merger Agreement with Sumitomo Corporation of America

On October 1, 2013, we entered into an agreement and plan of merger (the “Merger Agreement”) with Sumitomo Corporation of America (“Sumitomo”), a New York corporation, and Lochinvar Corporation (“Lochinvar”), a Delaware corporation and a subsidiary of Sumitomo, under which Lochinvar will merge (the “Merger”) with and into Edgen Group Inc., with Edgen Group Inc. continuing as the surviving corporation and a subsidiary of Sumitomo. Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our Class A common stock, par value $0.0001 per share (“Class A common stock” and together with the Class B common stock, the “Voting Stock”), other than any shares of Class A common stock owned by Sumitomo or Edgen Group Inc. or any of their subsidiaries and those shares of Class A common stock with respect to which appraisal rights under Delaware law are properly exercised and not withdrawn, will be converted into the right to receive $12.00 in cash, without interest, less any deduction for withholding taxes required by applicable law (the “Merger Consideration”). In addition, each stock option, whether vested or unvested, that is outstanding immediately prior to the Merger will be cancelled in exchange for a cash payment equal to the excess, if any, of $12.00 over the exercise price per share under such option multiplied by the number of shares of Class A common stock subject to such option and each share of restricted Class A common stock, whether vested or unvested, that is outstanding immediately prior to the Merger will be cancelled in exchange for $12.00 in cash, without interest. We currently expect to complete the Merger prior to the end of 2013. Consummation of the Merger is subject to satisfaction or waiver of certain customary closing conditions, including certain regulatory approvals. See Note 13 – Subsequent Events for additional information.

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

2. Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standard setting bodies. Updates to the Accounting Standard Codification (“ASC”) are communicated through the issuance of an Accounting Standards Update (“ASU”).

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

3. Supplemental Cash Flow Information

Supplemental cash flow information for the nine months ended September 30, 2013 and 2012 is presented below:

	Nine months ended September 30,
(in millions)	2013	2012
Interest paid	$40.3	$66.8
Income taxes paid	11.9	4.9
Income tax refunds received	-	0.8

Non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable	$0.9	$0.3

4. Intangible Assets

The following table summarizes our intangible assets at the dates indicated:

	Customer Relationships			Noncompete Agreements			Sales Backlog			Tradenames and Trademarks
(in millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Total
Balance at December 31, 2012	$249.0	$(116.6)	$132.4	$24.2	$(21.7)	$2.5	$12.3	$(10.0)	$2.3	$21.7	$158.9
Amortization	-	(11.7)	(11.7)	-	(1.7)	(1.7)	-	(2.2)	(2.2)	-	(15.6)
Effect of foreign currency translation	(0.2)	0.1	(0.1)	-	-	-	-	(0.1)	(0.1)	-	(0.2)
Balance at September 30, 2013	$248.8	$(128.2)	$120.6	$24.2	$(23.4)	$0.8	$12.3	$(12.3)	$-	$21.7	$143.1

5. Goodwill

The following table reflects the changes in the carrying value of goodwill for the periods indicated:

(in millions)	Total
Balance at December 31, 2012	$36.6
Effects of foreign currency	-
Adjustments related to acquisitions	0.7
Balance at September 30, 2013	$37.3

During the year ended December 31, 2012, the Company completed two acquisitions with a total net purchase price of $28.6 million. The net purchase price included cash payments of $23.0 million, $4.6 million in potential earnouts and $1.0 million in stock issuances. At September 30, 2013, $1.7 million of the expected earnouts remains outstanding, as $2.9 million in payments have been made during the nine months ended September 30, 2013. The payment of the remaining potential earnouts is dependent on the full year 2013 financial results of the acquired businesses. In the event that the financial results are not achieved, pursuant to the terms of the purchase agreements, we will not be liable for the remaining potential earnout balance.

6. Debt Obligations

Our credit arrangements, long term debt and capital lease obligations consisted of the following at the dates indicated:

(in millions)	September 30, 2013	December 31, 2012
$540.0 million 8.75% 2020 Notes, net of discount of $3.5 million and $3.8 million at September 30, 2013 and December 31, 2012, respectively; due November 1, 2020	$536.5	$536.2
$375.0 million Global Credit Agreement; due December 20, 2017	95.5	56.9
Note payable to former owner of B&L's business ("Seller Note"), net of discount of $4.0 million at December 31, 2012	-	43.7
$7.0 million Singapore warehouse loan, interest accrues at a margin rate of 2.00% plus SIBOR; due November 28, 2015	5.0	6.8
Capital lease	18.9	18.7
Total debt and capital lease obligations	655.9	662.3
Less: current maturities of debt and capital lease	(2.9)	(2.8)
Long term debt and capital lease	$653.0	$659.5

Other than as disclosed below, there have been no significant changes in the terms or amounts of our consolidated debt obligations since those reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

During the three months ended March 31, 2013, we made a partial repayment of $20.0 million on the Seller Note, including $16.5 million of the principal balance and $3.5 million of the accrued interest outstanding, and expensed $1.7 million of unamortized discount. During the three months ended September 30, 2013, we made a final repayment of $29.0 million, including $22.8 million of the remaining principal balance and $6.2 million of the accrued interest outstanding, and expensed $2.0 million of unamortized discount. The unamortized discount expensed in connection with these repayments is classified as loss on prepayment of debt within our condensed consolidated/combined consolidated statement of operations for the three and nine months ended September 30, 2013.

Borrowings under our Revolving Credit Facilities

At September 30, 2013, utilization and availability under our revolving credit facilities were as follows:

								Total
	Global Credit Agreement							revolving
(in millions)	US Borrowers		Canadian Borrower	Singapore Borrower	UK Borrowers	Total	EM FZE facility	credit facilities
Total borrowing base at September 30, 2013	$239.6		$10.0	$20.4	$33.7	$303.7	$5.0	$308.7
Less: cash borrowings	(76.2)		(7.2)	(2.0)	(8.1)	(93.5)	(2.0)	(95.5)
Less: trade finance instruments	(18.5)	(a)	-	(4.7)	(3.1)	(26.3)	(1.1)	(27.4)
Net availability at September 30, 2013	$144.9		$2.8	$13.7	$22.5	$183.9	$1.9	$185.8

(a) Includes a $5.0 million letter of credit that expires on December 31, 2013 which supports the EM FZE facility utilized by our Dubai subsidiary, Edgen Murray FZE.

During the three and nine months ended September 30, 2013, our weighted average interest rates paid for cash borrowings under our Global Credit Agreement were 3.6% and 3.9%, respectively. Our weighted average interest rate paid for cash borrowings under our EM FZE facility was 2.2% during the three and nine months ended September 30, 2013. During the three and nine months ended September 30, 2012, our weighted average interest rates paid for cash borrowings ranged from 3.6% to 4.6% and 4.2% to 4.6%, respectively, under our previously existing revolving credit facilities. Our EM FZE facility did not have any cash borrowings during the three months ended September 30, 2012, and the weighted average interest rate for the nine months ended September 30, 2012 was 2.3%.

Guarantees / Off-Balance Sheet Transactions

In the normal course of business, we are party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and payment and performance guarantees provided directly to third parties on behalf of our subsidiaries. The terms of these arrangements vary with end dates ranging from the current year through the completion of the transaction or project. The guarantees would typically be triggered in the event of nonperformance by our subsidiaries.

At September 30, 2013 and December 31, 2012, we had undiscounted maximum potential obligations of $32.1 million and $22.5 million, respectively, related to these arrangements. No liabilities related to these arrangements are reflected in our condensed consolidated balance sheets, as we do not expect any material adverse effect on our financial condition, results of operations and/or cash flows to result from these arrangements.

Additionally, at September 30, 2013 and December 31, 2012, we had $1.0 million of trade finance instruments which have been cash collateralized and included in prepaid expenses and other assets in our condensed consolidated balance sheets.

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

Weighted-average shares outstanding for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Period from May 2, 2012 to September 30, 2012
Basic weighted average shares of Class A common stock outstanding	18,054,135	17,771,939	18,001,855	17,547,082
Class A unvested restricted shares	-	277,187	-	-
Class A options (vested and unvested)	-	133,398	-	-
Diluted weighted average shares of Class A common stock outstanding	18,054,135	18,182,524	18,001,855	17,547,082

The table below presents the weighted-average shares that were excluded from our dilutive earnings (loss) per share calculation due to their anti-dilutive nature for the periods indicated:

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Period from May 2, 2012 to September 30, 2012
	2013	2012	2013	2012
Class A unvested restricted shares	908,054	-	925,743	243,848
Class A options (vested and unvested)	1,563,100	771,585	1,600,874	1,692,192
Total anti-dilutive shares	2,471,154	771,585	2,526,617	1,936,040

Edgen Group Inc. did not have any assets or operations, nor did it have any common stock outstanding prior to the IPO and the Reorganization on May 2, 2012. As such, the anti-dilutive shares shown above for the nine months ended September 30, 2012 are for the period from May 2, 2012 to June 30, 2012.

The shares of Class B common stock do not share in the earnings of Edgen Group Inc. and are therefore not participating securities. Accordingly, basic and diluted earnings (loss) per share of Class B common stock have not been presented on our condensed consolidated/combined consolidated statement of operations.

8. Commitments and Contingencies

Litigation Relating to the Merger. We are aware of one lawsuit relating to the Merger Agreement filed by a purported stockholder against us, our board of directors, Sumitomo, Lochinvar and Sumitomo Corporation. On October 11, 2013, a purported class action lawsuit challenging the Merger was filed in the 19th Judicial District Court of the State of Louisiana, East Baton Rouge Parish. The complaint alleges, among other things, that our board of directors (aided and abetted by the remaining defendants) breached its fiduciary duties to the plaintiff and the other public stockholders by authorizing the Merger for inadequate consideration that undervalues us. The complaint also claims that the Merger Agreement contains unfair deal protection devices that will preclude a fair sale process and that defendants are acting to better their own interests at the expense of our public stockholders. The complaint seeks, among other relief, an order enjoining the consummation of the Merger, compensatory damages and plaintiffs’ attorneys’ and experts’ fees. On October 22, 2013, the plaintiff filed an amended complaint which, in addition to re-asserting the previously-asserted allegations and claims against the defendants, alleges that we failed to make adequate disclosures in our preliminary information statement filed with the SEC on October 15, 2013. Also, on October 22, 2013, the plaintiff filed a motion for limited expedited discovery and papers in support thereof. On October 24, 2013, we filed Declinatory Exceptions of Lack of Subject Matter Jurisdiction and Improper Venue and/or Alternatively Motion to Dismiss Suit Without Prejudice Under Forum Non Conveniens based on a forum selection provision contained in our Amended Certificate of Incorporation which requires claims for breaches of fiduciary duty to be brought in Delaware. We believe the claims in the amended complaint are without merit and intend to defend against them vigorously.

Other Litigation. We are involved in various claims, lawsuits and proceedings arising in the ordinary course of business. Although we attempt to collect from our suppliers any amounts paid to our customers arising from warranty claims and lawsuits, there can be no assurance that we will be able to recover from our suppliers, in every instance, any or all of the amounts claimed by our customers. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, we believe the resolution of such uncertainties and the incurrence of such costs will not have a material effect on our financial position, results of operations or cash flows.

Tax Receivable Agreement

During the three months ended March 31, 2013, we incurred a charge associated with B&L’s cash redemption of EMC’s interest in B&L. As part of the redemption, we became contingently obligated under our tax receivable agreement with EM II LP to pay 85% of any realized cash tax savings that we receive over the next fifteen years, which was estimated to be $2.3 million at September 30, 2013. This amount is reflected in other income (expense) in the accompanying condensed consolidated/combined consolidated statements of operations for the nine months ended September 30, 2013 and in other long-term liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2013.

9. Segment Information

We have two reportable segments: E&I and OCTG. Certain overhead operating expenses of our non-trading entities, including EM Holdings, EDG LLC and Edgen Group, are not allocated to the segments, but are included in Corporate.

The E&I segment, which is branded under the “Edgen Murray” name, serves customers in the Americas, Europe/Middle East/Africa and Asia Pacific regions distributing pipe, plate, valves and related components to upstream, midstream, downstream and select power generation, civil construction and mining customers approximately 40 global locations.

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

The following tables present the financial information for each reportable segment. The prior period information related to the combined results of the Predecessor has been recast to conform to our change in segments made in connection with the IPO and the Reorganization:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Net sales:
E&I	$214.1	$295.6	$633.7	$828.7
OCTG	204.7	239.2	623.0	708.5
Intersegment net sales	(0.1)	(0.2)	(0.3)	(0.2)
Total net sales	$418.7	$534.6	$1,256.4	$1,537.0

Intersegment net sales:
E&I	$0.1	$0.1	$0.3	$0.1
OCTG	-	0.1	-	0.1
Total intersegment net sales	$0.1	$0.2	$0.3	$0.2

Selling, general and administrative expense:
E&I	$19.8	$17.9	$58.9	$51.1
OCTG	3.5	3.5	10.5	14.4
Corporate	7.2	3.8	15.5	11.1
Total selling, general and administrative expense	$30.5	$25.2	$84.9	$76.6

Depreciation:
E&I	$1.4	$1.3	$4.0	$3.8
OCTG	-	-	-	0.1
Corporate	-	-	-	-
Total depreciation	$1.4	$1.3	$4.0	$3.9

Amortization:
E&I	$1.0	$3.0	$4.8	$9.3
OCTG	3.6	3.6	10.8	10.8
Corporate	-	-	-	-
Total amortization	$4.6	$6.6	$15.6	$20.1

Income (loss) from operations:
E&I	$7.1	$19.4	$22.8	$49.8
OCTG	10.3	16.0	35.9	42.4
Corporate	(7.2)	(3.8)	(15.5)	(11.1)
Total income (loss) from operations	$10.2	$31.6	$43.2	$81.1

(in millions)	September 30, 2013	December 31, 2012
Assets:
E&I	$537.8	$584.0
OCTG	340.8	373.1
Corporate	5.2	4.0
Total assets	$883.8	$961.1

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

Currency Exchange Rate Risk

Transactions hedged by us include forecasted purchase commitments. The total notional amount of outstanding forward contracts not designated as hedging instruments at September 30, 2013 and December 31, 2012 was $56.2 million and $38.9 million, respectively.

As of September 30, 2013 and December 31, 2012, we did not have derivatives designated as hedging instruments. The following table provides a balance sheet overview of our derivatives not designated as hedging instruments at the dates indicated:

	Asset derivatives				Liability derivatives
	September 30, 2013		December 31, 2012		September 30, 2013		December 31, 2012
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value	Balance sheet location	Fair value

Derivatives not designated as hedging instruments:
Forward contracts	Other current assets	$0.2	Other current assets	$0.2	Accrued expenses and other current liabilities	$0.5	Accrued expenses and other current liabilities	$-

The following table discloses the impact of derivative instruments not designated as hedging instruments on our condensed consolidated/combined consolidated statements of operations:

		Recognized gain (loss) in income
(in millions)		Three months ended September 30,		Nine months ended September 30,
Derivatives not designated as hedging instruments	Location of loss recognized in income	2013	2012	2013	2012
Forward contracts	Selling, general and administrative expense	$0.2	$0.6	$0.3	$0.5

At September 30, 2013 and December 31, 2012, the cumulative effect of currency translation adjustments was a loss of $21.5 million and $21.9 million, respectively, and is the sole component of accumulated other comprehensive loss on our condensed consolidated balance sheets. Of this amount at September 30, 2013, $12.4 million was allocated to non-controlling interest and the remaining $9.1 million was classified within accumulated other comprehensive loss. Of this amount at December 31, 2012, $12.6 million was allocated to non-controlling interest and the remaining $9.3 million was classified within accumulated other comprehensive loss. Currency translation adjustments are the result of the translation of our foreign subsidiaries’ financial statements that have a functional currency other than the U.S. dollar.

Interest Rate Risk

Our variable interest rate risk is limited to cash borrowings under our credit facilities which are subject to interest rates that fluctuate with market rates. This risk is partially mitigated due to the short-term nature of these borrowings. There were no interest rate derivatives outstanding at September 30, 2013 and December 31, 2012.

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

Our financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013				December 31, 2012
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets:
Forward contracts	$-	$0.2	$-	$0.2	$-	$0.2	$-	$0.2
Financial liabilities:
Forward contracts	$-	$0.5	$-	$0.5	$-	$-	$-	$-

Forward contracts are valued using broker quotations or market transactions in either the listed or over-the counter markets. Management performs procedures to validate the information obtained from the broker quotations in calculating the ultimate fair values. As such, these derivative instruments are classified within Level 2.

The comparison of carrying value and estimated fair value of certain financial instruments are presented below:

	September 30, 2013		December 31, 2012
(in millions)	Carrying value	Fair value	Carrying value	Fair value
2020 Notes	$536.5	$548.8	$536.2	$538.3

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

12. Related Party Transactions

An employee pension fund of the ultimate parent company of one of our customers has an equity interest in EM II LP and B&L Holdings. Net sales to this customer for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Net sales to related party	$7.3	$9.0	$29.3	$35.5

Accounts receivable due from this customer and accounts payable due to this customer included in accounts receivable and accounts payable on our condensed consolidated balance sheets at September 30, 2013 and December 31, 2012 were as follows:

(in millions)	September 30, 2013	December 31, 2012
Accounts receivable from related party	$14.6	$11.8
Accounts payable to related party	6.0	-

Transactions with EM II LP

We currently have two outstanding loans with EM II LP, one of our Class B stockholders, totaling $1.6 million and accruing interest at 0.21% per annum and 0.24% per annum, respectively. The loans are classified within accrued expenses and other current liabilities on our condensed consolidated balance sheets.

13. Subsequent Events

On October 1, 2013, we entered into the Merger Agreement, under which Lochinvar will merge with and into Edgen Group Inc., with Edgen Group Inc. continuing as the surviving corporation and a subsidiary of Sumitomo. Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Class A common stock, including those shares issued upon consummation of the Exchange (as defined below), will be converted into the right to receive the Merger Consideration, other than any shares of Class A common stock owned by Sumitomo or Edgen Group Inc. or any of their subsidiaries and those shares of Class A common stock with respect to which appraisal rights under Delaware law are properly exercised and not withdrawn. In addition, each stock option, whether vested or unvested, that is outstanding immediately prior to the Merger will be cancelled in exchange for a cash payment equal to the excess, if any, of the Merger Consideration over the exercise price per share under such option multiplied by the number of shares of common stock subject to such option and each share of restricted stock, whether vested or unvested, that is outstanding immediately prior to the Merger will be cancelled in exchange for the Merger Consideration.

Also on October 1, 2013, EM II LP and B&L Holdings, two entities controlled by JCP that beneficially own 24,343,138 shares of our Class B common stock, representing approximately 56.2% of the outstanding Voting Stock (together, the “Majority Stockholders”), entered into an exchange and tax receivable termination agreement (the “Exchange and Tax Receivable Termination Agreement”) with the Company, Sumitomo and EDG LLC, under which two tax receivable agreements dated May 2, 2012 will be terminated without any payment by the Company. Under the tax receivable agreements, the Company had previously agreed to make certain payments to the Majority Stockholders based upon the reduction of the Company’s liability for U.S. federal, state and local and franchise taxes arising from adjustments to EDG LLC’s basis in its assets and imputed interests. Additionally, pursuant to the Exchange and Tax Receivable Termination Agreement, the shares of Class B common stock held by the Majority Stockholders, together with the corresponding interests in EDG LLC, will be exchanged (the “Exchange”) for an equal number of shares of Class A common stock in accordance with two exchange agreements dated May 2, 2012. As a result, the Majority Stockholders will receive the same consideration in the Merger as all other stockholders and will forego the right to receive any payments under the tax receivable agreements.

In addition, the Majority Stockholders executed a written consent on October 1, 2013, adopting the Merger Agreement and approving the Merger. No further approval of the stockholders of the Company is required to adopt the Merger Agreement or approve the Merger.

We currently expect to complete the Merger prior to the end of 2013. Consummation of the merger is subject to satisfaction or waiver of certain customary closing conditions, including certain regulatory approvals.

Following our announcement of the Merger Agreement, a purported class action lawsuit challenging the Merger was filed on behalf of all of the Company’s stockholders against the Company, our board of directors, Sumitomo, Lochinvar and Sumitomo Corporation.  See Note 8 – Contingencies and Commitments for additional information.

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

Overview of Business

We are a leading global distributor of specialty products to the energy sector, including steel pipe, valves, quenched and tempered and high yield heavy plate, and related components. We manage our business in two reportable segments: E&I and OCTG, while primarily focusing on serving customers that operate in the upstream (conventional and unconventional oil and natural gas exploration, drilling and production in both onshore and offshore environments), midstream (gathering, processing, fractionation, transportation and storage of oil and natural gas) and downstream (refining and petrochemical applications) end-markets for oil and natural gas. We also serve power generation, civil construction and mining end-markets, which have a similar need for specialized steel and specialty products. As of September 30, 2013, we had operations in eighteen countries and on five continents, with our corporate headquarters located in Baton Rouge, Louisiana.

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

Pending Merger Agreement with Sumitomo Corporation of America

On October 1, 2013, we entered into the Merger Agreement, under which Lochinvar will merge with and into Edgen Group Inc., with Edgen Group Inc. continuing as the surviving corporation and a subsidiary of Sumitomo. Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Class A common stock, including those shares issued upon consummation of the Exchange, will be converted into the right to receive the Merger Consideration, other than any shares of Class A common stock owned by Sumitomo or the Company or any of their subsidiaries and those shares of Class A common stock with respect to which appraisal rights under Delaware law are properly exercised and not withdrawn. In addition, each stock option, whether vested or unvested, that is outstanding immediately prior to the Merger will be cancelled in exchange for a cash payment equal to the excess, if any, of the Merger Consideration over the exercise price per share under such option multiplied by the number of shares of common stock subject to such option and each share of restricted Class A common stock, whether vested or unvested, that is outstanding immediately prior to the Merger will be cancelled in exchange for the Merger Consideration.

Also on October 1, 2013, the Majority Stockholders entered into the Exchange and Tax Receivable Termination Agreement, under which two tax receivable agreements dated May 2, 2012 will be terminated without any payment by the Company. Under the tax receivable agreements, the Company had previously agreed to make certain payments to the Majority Stockholders based upon the reduction of the Company’s liability for U.S. federal, state and local and franchise taxes arising from adjustments to EDG LLC’s basis in its assets and imputed interests. Additionally, pursuant to the Exchange and Tax Receivable Termination Agreement, the Exchange will be effected. As a result, the Majority Stockholders will receive the same consideration in the Merger as all other stockholders and will forego the right to receive any payments under the tax receivable agreements.

In addition, the Majority Stockholders executed a written consent on October 1, 2013, adopting the Merger Agreement and approving the Merger. No further approval of the stockholders of the Company is required to adopt the Merger Agreement or approve the Merger.

We currently expect to complete the Merger prior to the end of 2013. Consummation of the merger is subject to satisfaction or waiver of certain customary closing conditions, including certain regulatory approvals.

Following our announcement of the Merger Agreement, a purported class action lawsuit challenging the Merger was filed on behalf of all of the Company’s stockholders against the Company, our board of directors, Sumitomo, Lochinvar and Sumitomo Corporation.  See Note 8 – Contingencies and Commitments to our condensed consolidated/combined consolidated financial statements included in this Form 10-Q for additional information.

Markets

E&I. Volume declines and price reductions have impacted the financial results of our E&I segment for the three and nine months ended September 30, 2013, which are primarily the result of short supplier lead times and continued project award delays, particularly from upstream offshore jack up rig construction. The overall rate of new sales orders received has slowly increased, as reflected in our sales backlog balance at September 30, 2013. See Sales Backlog for additional information.

OCTG. The supply of North American oil country tubular goods as a result of excess mill capacity and increased imports continued to outpace demand, resulting in poor pricing opportunities during the three and nine months ended September 30, 2013. In the short term, we do not expect significant price improvements until there is a better balance between demand, U.S. mill capacity and import levels.

On July 2, 2013, nine U.S. manufacturers of oil country tubular goods filed an anti-dumping trade case against nine foreign countries claiming they had been harmed by unfair trade practices. On August 16, 2013, the Commerce Department’s International Trade Commission (“ITC”) voted to move forward with a full and comprehensive investigation. A preliminary decision, originally due December 9, 2013, has been postponed to February 13, 2014 due to the recent government shutdown and the complexity of the case. Although the ultimate outcome of this case is unpredictable, a favorable ruling for the U.S. manufacturers could result in improved pricing for oil country tubular goods and a better balance between supply and demand.

Results of Operations

The following tables provide period-to-period comparisons of financial results and are not necessarily indicative of future results. “NM” means not meaningful.

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Net sales

	Three months ended September 30,
(in millions, except percentages)	2013	2012	$ Change	% Change
E&I	$214.1	$295.6	$(81.5)	(28%	)
OCTG	204.7	239.2	(34.5)	(14%	)
Eliminations	(0.1)	(0.2)	0.1	NM
Total net sales	$418.7	$534.6	$(115.9)	(22%	)

E&I. The decrease in net sales for the three months ended September 30, 2013 as compared to the same period in 2012 was primarily the result of lower sales volumes as well as a weak pricing environment in North America and strong competition in our EMEA and APAC regions. Sales volume declines were concentrated primarily within the midstream end market in North America and the upstream end market in our APAC region. Both end markets began the current three-months ended period with sales backlog levels significantly lower than the same period in 2012. These decreases were partially offset by the impact of the operating results of our 2012 acquisitions.

OCTG. For the three months ended September 30, 2013, OCTG net sales declined 14% from the same period in 2012. The net sales decline resulted primarily from depressed sales pricing caused by an oversupply of material and by an approximate 8% decline in average U.S. land-based drilling rig counts (as measured by Baker Hughes Incorporated at www.bakerhughes.com.)

Income (loss) from operations

	Three months ended September 30,
(in millions, except percentages)	2013	2012	$ Change	% Change
E&I	$7.1	$19.4	$(12.3)	(63%	)
OCTG	10.3	16.0	(5.7)	(36%	)
Corporate	(7.2)	(3.8)	(3.4)	89%
Total income (loss) from operations	$10.2	$31.6	$(21.4)	(68%	)

E&I. The decrease in income from operations for the three months ended September 30, 2013 as compared to the same period in 2012 was due primarily to the decrease in net sales described above.

OCTG. The decrease in income from operations for the three months ended September 30, 2013 as compared to the same period in 2012 relates to the decrease in net sales described above.

Corporate. Corporate loss from operations increased during the three months ended September 30, 2013 as compared to the same period in 2012 primarily due to $2.3 million of costs incurred related to the pending Merger.

Other income (expense)

	Three months ended September 30,
(in millions, except percentages)	2013	2012	$ Change	% Change
Other income (expense) - net	$0.3	$(0.4)	$0.7	(175%	)
Loss on prepayment of debt	(2.0)	-	(2.0)	NM
Interest expense - net	(14.6)	(18.3)	3.7	(20%	)
Income tax expense (benefit)	0.5	2.5	(2.0)	(80%	)

Loss on prepayment of debt

During the three months ended September 30, 2013, we incurred a loss related to an early repayment of the Seller Note.

Interest expense – net

The decrease in interest expense during the three months ended September 30, 2013 as compared to the same period in 2012 is primarily due to lower borrowing costs as a result of reduced indebtedness and lower interest rates as a result of debt refinancings completed during 2012.

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

The income tax expense for the three months ended September 30, 2013 reflects taxable income at an annualized estimated effective tax rate of approximately 17%. Prior to the IPO and Reorganization, we did not incur tax on the income earned by the subsidiary that comprises our OCTG segment because that subsidiary was a pass-through entity for income tax purposes. As a result of the Reorganization, we now incur tax expense as a result of our allocation of the OCTG segment’s income. Additionally, we did not recognize a tax benefit for taxable losses generated in our E&I segment by our U.S. operations during the three months ended September 30, 2013 and 2012 due to a valuation allowance that has been established against any tax benefits related to these taxable losses. As a result, any tax benefits from our E&I segment's U.S. operations were excluded in deriving our estimated annual effective tax rate for the three months ended September 30, 2013.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Net sales

	Nine months ended September 30,
(in millions, except percentages)	2013	2012	$ Change	% Change
E&I	$633.7	$828.7	$(195.0)	(24%	)
OCTG	623.0	708.5	(85.5)	(12%	)
Eliminations	(0.3)	(0.2)	(0.1)	NM
Total net sales	$1,256.4	$1,537.0	$(280.6)	(18%	)

E&I. The decrease in net sales for the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily the result of volume declines, concentrated primarily within the midstream and upstream end markets in North America and the upstream end market in our APAC region. Both the midstream and upstream end markets had significantly lower backlog levels entering 2013 as compared to the same period in 2012. Partially offsetting these decreases were increased sales volumes in the upstream end market in our EMEA region, which was positively impacted by our 2012 acquisitions as well as by organic growth resulting from strategic investments in personnel and locations.

OCTG. The decrease in net sales for the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily related to sales price declines of approximately 10%. Despite an overall decrease of 11% in the average U.S. land-based drilling rig count (as measured by Baker Hughes Incorporated at www.bakerhughes.com) period over period, our volumes were down by only 3%. We attribute this, in part, to our success at renewing our key customer drilling programs.

Income (loss) from operations

	Nine months ended September 30,
(in millions, except percentages)	2013	2012	$ Change	% Change
E&I	$22.8	$49.8	$(27.0)	(54%	)
OCTG	35.9	42.4	(6.5)	(15%	)
Corporate	(15.5)	(11.1)	(4.4)	40%
Total income (loss) from operations	$43.2	$81.1	$(37.9)	(47%	)

E&I. The decrease in income from operations for the nine months ended September 30, 2013 as compared to the same period in 2012 was due primarily to the decrease in net sales described above. In addition, selling, general and administrative (“SG&A”) expenses increased as a result of current year expansions and our 2012 acquisitions, but were partially offset by a decrease in amortization expense quarter over quarter.

OCTG. The decrease in income from operations for the nine months ended September 30, 2013 as compared to the same period in 2012 was due to the decrease in net sales described above, partially offset by a $3.0 million 2012 SG&A charge associated with the acceleration of the vesting period for certain equity-based awards previously granted to segment employees that did not reoccur in the current year.

Corporate. Corporate loss from operations increased during the nine months ended September 30, 2013 as compared to the same period in 2012 primarily due to $2.3 million of costs incurred related to the pending Merger, as well as increased equity-based compensation expense.

Other income (expense)

	Nine months ended September 30,
(in millions, except percentages)	2013	2012	$ Change	% Change
Other income (expense) - net	$(1.8)	$0.1	$(1.9)	(1,900%	)
Loss on prepayment of debt	(3.7)	(17.0)	13.3	(78%	)
Interest expense - net	(44.3)	(59.9)	15.6	(26%	)
Income tax expense (benefit)	5.6	3.7	1.9	51%

Other income (expense) – net

During the nine months ended September 30, 2013, we incurred a charge associated with B&L’s cash redemption of EMC’s interest in B&L. As part of the redemption, we became obligated under our tax receivable agreement with EM II LP to pay 85% of any realized cash tax savings that we may receive over the next fifteen years, which was estimated to be $2.3 million at September 30, 2013.

Loss on prepayment of debt

Loss on prepayment of debt for the nine months ended September 30, 2013 related to a partial prepayment of the Seller Note in January 2013 and a final repayment of the Seller Note in September 2013. Loss on prepayment of debt for the nine months ended September 30, 2012 related to our early repayment of the BL term loan debt and partial repayment of the Seller Note.

Interest expense – net

The decrease in interest expense during the nine months ended September 30, 2013 as compared to the same period in 2012 is primarily due to lower borrowing costs as a result of reduced indebtedness and lower interest rates as a result of debt refinancings completed during 2012.

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

The income tax expense for the nine months ended September 30, 2013 reflects taxable income at an annualized estimated effective tax rate of approximately 17%. Prior to the IPO and Reorganization, we did not incur tax on the income earned by the subsidiary that comprises our OCTG segment because that subsidiary was a pass-through entity for income tax purposes. As a result of the Reorganization, we now incur tax expense as a result of our allocation of the OCTG segment’s income. Additionally, we did not recognize a tax benefit for taxable losses generated in our E&I segment by our U.S. operations during the nine months ended September 30, 2013 and 2012 due to a valuation allowance that has been established against any tax benefits related to these taxable losses. As a result, any tax benefits from our E&I segment's U.S. operations were excluded in deriving our estimated annual effective tax rate for the nine months ended September 30, 2013.

Non-GAAP Financial Measures

We define EBITDA as net income (loss), plus interest expense, provision for income taxes, depreciation and amortization expense. We define adjusted EBITDA as EBITDA plus loss on prepayment of debt, certain transaction costs, expense related to our obligation under our tax receivable agreement and equity-based compensation expense.

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

We believe that the line item on our condensed consolidated/combined consolidated statements of operations entitled “net income (loss)” is the most directly comparable GAAP measure to EBITDA and adjusted EBITDA. A reconciliation of EBITDA and adjusted EBITDA to net income (loss) for the three and nine months ended September 30, 2013 and 2012 is shown below:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Net income (loss)	$(6.6)	$10.4	$(12.2)	$0.7
Income taxes expense (benefit)	0.5	2.5	5.6	3.7
Interest expense - net	14.6	18.3	44.3	59.9
Depreciation and amortization expense	6.0	7.9	19.7	24.0
EBITDA	$14.5	$39.1	$57.4	$88.3
Loss on prepayment of debt (1)	2.0	-	3.7	17.0
Transaction costs (2)	2.3	0.2	2.3	0.2
Charge associated with TRA obligation (3)	-	-	2.3	-
Equity-based compensation (4)	0.8	0.5	2.5	4.9
Adjusted EBITDA	$19.6	$39.8	$68.2	$110.4

(1)	Includes prepayment penalties and the expensing of previously deferred debt issuance costs and unamortized discounts associated with certain indebtedness repaid during the periods indicated.
(2)	For 2013, represents costs incurred related to the pending Merger. For 2012, represents certain acquisition costs expensed during the periods indicated.
(3)	Represents a non-cash charge associated with B&L’s cash redemption of EMC’s interest in B&L.
(4)

Reflects non-cash compensation expense related to the issuance of equity-based awards, and which includes $3.0 million for the nine months ended September 30, 2012 related to equity-based compensation expense associated with the acceleration of the vesting period for certain equity-based awards previously granted to certain employees within our OCTG segment.

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

The table below presents our sales backlog at the end of each period indicated:

(in millions)	September 30, 2013	December 31, 2012	September 30, 2012
E&I sales backlog	$309	$248	$350

Sales backlog for our E&I segment is primarily composed of sales orders related to: (1) the construction of offshore high performance multi-purpose platform, or jack-up, oil rigs and other offshore exploration and production infrastructure; (2) oil and natural gas gathering and storage systems; and (3) civil construction and mining. Additionally, due to the nature of the projects included in our sales backlog at September 30, 2013 as compared to the projects included in our sales backlog at September 30, 2012, we expect that the realization of net sales from these projects will occur over a longer period of time.

We view backlog as one indicator of short-term financial results, because our backlog generally ships to customers within twelve months of receiving an order. We do not consider backlog as a long-term indicator of our future growth. There can be no assurance that sales backlog will ultimately be realized as net sales or that we will earn a profit on any of our sales backlog.

Liquidity and Capital Resources

Overview

Typically, our principal sources of liquidity are our cash on hand, the collection of our accounts receivable and borrowings made under our Global Credit Agreement. As of September 30, 2013, we had $13.6 million of unrestricted cash and cash equivalents on hand, $183.9 million of borrowing availability under our Global Credit Agreement and $1.9 million of borrowing availability under our EM FZE facility. Typically, our primary cash requirements include normal operating expenses, debt service requirements, tax distributions to non-controlling interests and funding of working capital, capital expenditures and business acquisitions. We expect to fund these needs as follows:

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

Based on current market conditions, we believe that we will have sufficient liquidity, cash flows from operations and access to capital markets to fund future recurring operating and investing activities, to service our indebtedness, and to make payments under our tax receivable agreement; however, our ongoing ability to comply with our debt service requirements depends largely on the achievement of adequate levels of operating performance and cash flow. In the event our operating performance and cash flow were not adequate to service such debt service requirements, we would pursue various alternatives in an attempt to successfully resolve any cash shortfalls.

Additionally, as of September 30, 2013, approximately $9.8 million of our cash and cash equivalents were held outside the U.S. These balances held in foreign jurisdictions can be repatriated to the U.S.; however, they would be subject to federal income taxes, less applicable foreign tax credits. Due to our cumulative net operating loss position, we currently would not be subject to an income tax liability. We have not provided U.S. income tax expense on earnings of our foreign subsidiaries, as we expect to reinvest the undistributed earnings indefinitely.

Cash Flows

The following table summarizes our cash flow for the periods indicated:

	Nine months ended September 30,
(in millions)	2013	2012
Net cash provided by (used in) operating activities	$5.2	$(59.3)
Net cash provided by (used in) investing activities	(1.4)	(3.0)
Net cash provided by (used in) financing activities	(19.4)	53.9
Effect of exchange rate changes on cash and cash equivalents	(0.5)	1.3
Net change in cash and cash equivalents	(16.1)	(7.1)
Cash and cash equivalents - beginning of period	29.7	26.3
Cash and cash equivalents - end of period	$13.6	$19.2

Operating activities. Net cash provided by operating activities increased by $64.5 million during 2013 as compared to 2012, primarily due to reduced working capital requirements as a result of reduced business activity.

Investing activities. The decrease in net cash used in investing activities relates to a decrease in our purchases of property, plant and equipment from 2012 to 2013.

Financing activities. The decrease of $73.3 million from 2012 to 2013 was primarily the result of $153.9 million of proceeds that we received from our 2012 IPO, a portion of which were used to repay our BL term loan of $125.3 million. The remainder of the decline primarily related to a decrease in the total net borrowings under our revolving credit facilities because of decreased working capital requirements during 2013 and an increase in tax distributions to non-controlling interests.

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

Seller Note

During the three months ended March 31, 2013, we made a partial repayment of $20.0 million on the Seller Note, including $16.5 million of the principal balance and $3.5 million of the accrued interest outstanding, and expensed $1.7 million of unamortized discount. During the three months ended September 30, 2013, we made a final repayment of $29.0 million, including $22.8 million of the remaining principal balance and $6.2 million of the accrued interest outstanding, and expensed $2.0 million of unamortized discount. The unamortized discount expensed in connection with these repayments is classified as loss on prepayment of debt within our condensed consolidated/combined consolidated statement of operations for the three and nine months ended September 30, 2013.

Global Credit Agreement

On December 21, 2012, Edgen Group Inc. and certain of its subsidiaries entered into a new asset based revolving credit agreement (“Global Credit Agreement”). The Global Credit Agreement was dated as of December 20, 2012 and entered into by and among EMC and B&L (“US Borrowers”); the Company, EDG LLC, EM Holdings LLC, EMGH Limited, and Pipe Acquisition Limited, as guarantors; Edgen Murray Canada Inc. (“Canadian Borrower”); Edgen Murray PTE. LTD. (“Singapore Borrower”); Edgen Murray Europe Limited, HSP Group Limited, HS Pipequipment (Holdings) Limited, H.S. Pipequipment Limited, H.S. Pipequipment (Aberdeen) Limited, H.S. Pipequipment (Northern) Limited, and HSP Valves Limited (“UK Borrowers” and, collectively with the US Borrowers, Canadian Borrower and Singapore Borrower, the “Borrowers”); Bank of America, N.A., as agent; and certain other financial institutions party thereto as lenders. The Global Credit Agreement replaced our EM revolving credit facility and BL revolving credit facility, both asset backed revolving credit facilities available to EMC and its subsidiaries and B&L, respectively.

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

Borrowings under our Revolving Credit Facilities

At September 30, 2013, utilization and availability under our revolving credit facilities were as follows:

								Total
	Global Credit Agreement							revolving
(in millions)	US Borrowers		Canadian Borrower	Singapore Borrower	UK Borrowers	Total	EM FZE facility	credit facilities
Total borrowing base at September 30, 2013	$239.6		$10.0	$20.4	$33.7	$303.7	$5.0	$308.7
Less: cash borrowings	(76.2)		(7.2)	(2.0)	(8.1)	(93.5)	(2.0)	(95.5)
Less: trade finance instruments	(18.5)	(a)	-	(4.7)	(3.1)	(26.3)	(1.1)	(27.4)
Net availability at September 30, 2013	$144.9		$2.8	$13.7	$22.5	$183.9	$1.9	$185.8

(a) Includes a $5.0 million letter of credit that expires on December 31, 2013 which supports the EM FZE facility utilized by our Dubai subsidiary, Edgen Murray FZE.

During the three and nine months ended September 30, 2013, our weighted average interest rates paid for cash borrowings under our Global Credit Agreement were 3.6% and 3.9%, respectively. Our weighted average interest rate paid for cash borrowings under our EM FZE facility was 2.2% during the three and nine months ended September 30, 2013. During the three and nine months ended September 30, 2012, our weighted average interest rates paid for cash borrowings ranged from 3.6% to 4.6% and 4.2% to 4.6%, respectively, under our previously existing revolving credit facilities. Our EM FZE facility did not have any cash borrowings during the three months ended September 30, 2012, and the weighted average interest rate for the nine months ended September 30, 2012 was 2.3%.

Guarantees / Off-Balance Sheet Transactions

In the normal course of business, we are party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and payment and performance guarantees provided directly to third parties on behalf of our subsidiaries. The terms of these guarantees vary with end dates ranging from the current year through the completion of the transaction or project. The guarantees would typically be triggered in the event of nonperformance by our subsidiaries.

At September 30, 2013 and December 31, 2012, we had undiscounted maximum potential obligations of $32.1 million and $22.5 million, respectively, related to these arrangements. No liabilities related to these arrangements are reflected in our condensed consolidated balance sheets, as we do not expect any material adverse effect on our financial condition, results of operations and/or cash flows to result from these arrangements.

Additionally, at September 30, 2013 and December 31, 2012, we had $1.0 million, respectively, of trade finance instruments which have been cash collateralized and included in prepaid expenses and other assets in our condensed consolidated balance sheets:

Customer and Supplier Concentration

Our ten largest customers and ten largest suppliers represented the following percentages of our net sales and product purchases for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Top 10 customers as a percentage of net sales	34%	37%	32%	33%
Top 10 suppliers as a percentage of product purchases	59%	56%	56%	62%

One customer accounted for approximately 11% of our net sales during the three months ended September 30, 2013. No one customer accounted for more than 10% of our net sales during the nine months ended September 30, 2013 or the three and nine months ended September 30, 2012.

During the three and nine months ended September 30, 2013 and 2012, our largest supplier accounted for the following percentages of our total purchases:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Percentage of total purchases derived from single largest supplier	24%	20%	26%	24%

Our OCTG segment accounted for all purchases from our largest supplier for the three and nine months ended September 30, 2013 and 2012.

The upstream, midstream and downstream end markets of the oil and natural gas industry continue to comprise the majority of our business. During the three and nine months ended September 30, 2013 and 2012, we derived the following percentage of our net sales from customers in the upstream, midstream and downstream end markets of the oil and natural gas industry:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Percentage of net sales derived from the upstream, midstream and downstream oil and natural gas industry	95%	93%	93%	93%

The table below presents the percentage of our net sales during the three and nine months ended September 30, 2013 and 2012 that originated in subsidiaries outside of the U.S. These percentages do not reflect net sales originating in the U.S. that are delivered to customers outside of the U.S.:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Percentage of net sales originated outside of the U.S.	24%	22%	25%	19%

Critical Accounting Policies

The accounting policies and related estimates that we believe are the most critical to understanding our condensed consolidated/combined consolidated financial statements, financial condition and results of operations and those that require management judgment and assumptions or involve uncertainties are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to these critical accounting policies and related estimates during the three and nine months ended September 30, 2013.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures which are designed to provide reasonable assurance of achieving their objectives and to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, disclosed and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to our senior management and board of directors to allow timely decisions regarding required disclosure.

In connection with the preparation of this Form 10-Q, as of September 30, 2013, under the supervision and with the participation of our senior management, including our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013, the end of the period covered by this Form 10-Q.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that have occurred during the three and nine months ended September 30, 2013, that have materially impacted, or are reasonably likely to materially impact, our internal controls over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our senior management, including our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Litigation Relating to the Merger. We are aware of one lawsuit relating to the Merger Agreement filed by a purported stockholder against us, our board of directors, Sumitomo, Lochinvar and Sumitomo Corporation. On October 11, 2013, a purported class action lawsuit challenging the Merger was filed in the 19th Judicial District Court of the State of Louisiana, East Baton Rouge Parish. The complaint alleges, among other things, that our board of directors (aided and abetted by the remaining defendants) breached its fiduciary duties to the plaintiff and the other public stockholders by authorizing the Merger for inadequate consideration that undervalues us. The complaint also claims that the Merger Agreement contains unfair deal protection devices that will preclude a fair sale process and that defendants are acting to better their own interests at the expense of our public stockholders. The complaint seeks, among other relief, an order enjoining the consummation of the Merger, compensatory damages and plaintiffs’ attorneys’ and experts’ fees. On October 22, 2013, the plaintiff filed an amended complaint which, in addition to re-asserting the previously-asserted allegations and claims against the defendants, alleges that we failed to make adequate disclosures in our preliminary information statement filed with the SEC on October 15, 2013. Also, on October 22, 2013, the plaintiff filed a motion for limited expedited discovery and papers in support thereof. On October 24, 2013, we filed Declinatory Exceptions of Lack of Subject Matter Jurisdiction and Improper Venue and/or Alternatively Motion to Dismiss Suit Without Prejudice Under Forum Non Conveniens based on a forum selection provision contained in the Company’s Amended Certificate of Incorporation which requires claims for breaches of fiduciary duty to be brought in Delaware. We believe the claims in the amended complaint are without merit and intend to defend against them vigorously.

Other Litigation. From time to time, we are party to various claims and legal proceedings related to our business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management believes the resolution of such uncertainties and the incurrence of such costs will not have a material effect on our consolidated financial position, results of operations and/or cash flows.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Risks Relating to our Pending Merger Agreement with Sumitomo Corporation of America

We may be unable to obtain satisfaction of all conditions to complete the Merger in the anticipated timeframe.

On October 1, 2013, we entered into the Merger Agreement with Sumitomo and Lochinvar, pursuant to which Sumitomo has agreed to acquire us.

Under the Merger Agreement, consummation of the Merger is subject to satisfaction or waiver of certain customary closing conditions, including, among others: (i) the information statement filed by us with the SEC in connection with the Merger shall have been mailed to stockholders of the Company (in accordance with Regulation 14C under the Exchange Act at least twenty (20) days prior to the closing of the Merger; (ii) no governmental entity having jurisdiction over the parties to the Merger shall have enacted, issued, promulgated, enforced or entered any laws or orders, whether temporary, preliminary or permanent, that make illegal, enjoin or otherwise prohibit the consummation of the Merger; (iii) subject to certain materiality exceptions, the accuracy of the parties’ respective representations and warranties and compliance with the parties’ respective covenants; and (iv) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Although we and Sumitomo have agreed in the Merger Agreement to use reasonable best efforts to consummate the Merger as promptly as practicable, these and the other conditions to the Merger may fail to be satisfied. In addition, satisfying the conditions to, and completion of, the Merger may take longer than, and could cost more than, we expect. Failure to complete the Merger may adversely affect us.

Failure to complete the Merger could negatively impact our stock price, future business and financial results.

There is no assurance that completion of the acquisition by Sumitomo will occur. Consummation of the Merger is subject to various conditions as noted above. Failure to complete the Merger could adversely affect the price of our Class A common stock. We will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit. The Merger Agreement contains certain other termination rights for both us and Sumitomo, and further provides that, upon termination of the Merger Agreement under specified circumstances, we may be obligated to pay Sumitomo a termination fee. A failed transaction may result in negative publicity and a negative impression of us in the investment community. The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and our stock price.

While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could adversely affect our business.

Our employees, customers and suppliers may have uncertainties about the effects of the Merger. Although we have taken actions designed to reduce any adverse effects of these uncertainties, these uncertainties may impair our ability to attract, retain and motivate key employees and could cause customers, suppliers and others that deal with us to try to change our existing business relationships.

Our efforts in pursuit of the Merger and preparations for integration have placed, and will continue to place, a significant burden on many employees and internal resources. If, despite our efforts, key employees depart because of these uncertainties and burdens, or because they do not wish to remain with the surviving company, our business and operating results could be adversely affected. Additionally, any significant diversion of management’s attention away from ongoing business concerns and/or any difficulties encountered in the transition and integration process could affect our financial results.

While the Merger is pending, some of our customers could delay or forego orders and suppliers could seek additional rights or benefits from us. In addition, the Merger Agreement restricts us from taking certain actions with respect to our business and financial affairs without Sumitomo’s consent, and these restrictions could be in place for an extended period of time if the Merger is delayed. For these and other reasons, the pendency of the Merger could adversely affect our business, operating results and/or financial condition.

The Merger Agreement generally requires us to operate our business in the ordinary course of business pending consummation of the Merger. However, the Merger Agreement contains restrictions on the conduct of our business prior to the consummation of the Merger, including restrictions on our ability to acquire other businesses, amend our organizational documents and incur indebtedness. These restrictions could result in our inability to respond effectively to competitive pressures, industry developments and future opportunities and may otherwise harm our business, financial results and operations.

In addition, the Merger Agreement prohibits us from, among other things, directly or indirectly soliciting, initiating or knowingly taking any action to facilitate or encourage the submission of any takeover proposal or conduct or engage in any discussions or negotiations with, disclose any non-public information, or afford access to the business, properties, assets, books or records of the Company or its subsidiaries to, any person that we are aware is seeking to make, or has made, a takeover proposal, subject to exceptions set forth in the Merger Agreement. The Merger Agreement also provides that we are required to pay a termination fee of $20.0 million if the Merger Agreement is terminated under certain circumstances. These provisions limit our ability to receive or pursue offers from third parties that may otherwise have resulted in greater value to our stockholders than the value resulting from the Merger.

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

EDGEN GROUP INC.

Dated: November 14, 2013	/s/ Daniel J. O'Leary
Daniel J. O’Leary
Chairman, President and Chief Executive Officer

Dated: November 14, 2013	/s/ David L. Laxton, III
David L. Laxton, III
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

The exhibits marked with the cross symbol (†) are filed with this Form 10-Q and the exhibits marked with a double cross (††) are furnished with this Form 10-Q.

Incorporated by Reference to:
Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
2.1	Agreement and Plan of Merger, dated October 1, 2013, by and among Edgen Group Inc., Sumitomo Corporation of America and Lochinvar Corporation	The Company’s Current Report on Form 8-K filed on October 1, 2013	001-35513	2.1
10.1	Exchange and Tax Receivable Termination Agreement, dated as of October 1, 2013, by and among Edgen Group Inc., Sumitomo Corporation of America, EDG Holdco LLC, Edgen Murray II, L.P. and Bourland & Leverich Holdings LLC.	The Company’s Current Report on Form 8-K filed on October 1, 2013	001-35513	10.1
10.2	Guarantee, dated as of October 1, 2013, by Sumitomo Corporation in favor of Edgen Group Inc., Edgen Murray II, L.P. and Bourland & Leverich Holdings LLC.	The Company’s Current Report on Form 8-K filed on October 1, 2013	001-35513	10.2
††31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
††31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
††32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
††32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
††101.INS	XBRL Instance

††101.SCH	XBRL Taxonomy Extension Schema Document

††101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

††101.DEF	XBRL Taxonomy Extension Definition Linkbase

††101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

††101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document